Form 10-Q
period 2011-07-31
DEL MONTE CORP
filed 2011-09-12
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (After the filing of its annual report on Form 10-K for the period ended May 1, 2011, the Company became a voluntary filer and accordingly has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days. During the preceding 12 months, the Company has filed all reports 1) that would have been required under Section 13 or 15(d) if the Company had been required to make such filings, or 2) that were required under Section 13 or 15(d).)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on September 12, 2011 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	Successor	Successor
	July 31, 2011	May 1, 2011
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$246.4	$205.2
Trade accounts receivable, net of allowance	184.8	201.5
Inventories	873.9	766.9
Prepaid expenses and other current assets	132.8	165.4

Total current assets	1,437.9	1,339.0

Property, plant and equipment, net	726.3	731.7
Goodwill	2,140.0	2,124.0
Intangible assets, net	2,811.4	2,828.7
Other assets, net	174.2	180.3

Total assets	$7,289.8	$7,203.7

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$578.8	$486.7
Short-term borrowings	4.0	8.6
Current portion of long-term debt	27.0	20.3

Total current liabilities	609.8	515.6

Long-term debt	3,966.6	3,973.1
Deferred tax liabilities	952.7	969.1
Other non-current liabilities	305.2	260.5

Total liabilities	5,834.3	5,718.3

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	$—	$—
Additional paid-in capital	1,586.6	1,584.4
Accumulated other comprehensive income	1.0	5.5
Retained earnings (accumulated deficit)	(132.1)	(104.5)

Total stockholder’s equity	1,455.5	1,485.4

Total liabilities and stockholder’s equity	$7,289.8	$7,203.7

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(in millions)

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010
Net sales	$776.2	$804.6
Cost of products sold	554.4	537.9

Gross profit	221.8	266.7
Selling, general and administrative expense	172.5	147.3

Operating income	49.3	119.4
Interest expense	62.6	19.7
Other expense	30.3	3.6

Income (loss) from continuing operations before income taxes	(43.6)	96.1
Provision (benefit) for income taxes	(16.0)	36.2

Income (loss) from continuing operations	(27.6)	59.9

Loss from discontinued operations before income taxes	—	(0.2)
Provision for income taxes	—	0.3

Loss from discontinued operations	—	(0.5)

Net income (loss)	$(27.6)	$59.4

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010
Operating activities:
Net income (loss)	$(27.6)	$59.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36.6	23.5
Deferred taxes	(16.8)	7.4
Loss on asset disposals	1.2	0.2
Stock compensation expense	1.2	3.4
Excess tax benefits from stock-based compensation	—	(2.5)
Unrealized loss on derivative financial instruments	29.5	4.7
Changes in operating assets and liabilities	42.0	(46.2)

Net cash provided by operating activities	66.1	49.9

Investing activities:
Capital expenditures	(22.7)	(18.6)

Net cash used in investing activities	(22.7)	(18.6)

Financing activities:
Proceeds from short-term borrowings	—	79.3
Payments on short-term borrowings	(4.6)	(29.2)
Principal payments on long-term debt	—	(7.5)
Dividends paid	—	(10.0)
Issuance of common stock	—	9.6
Capital contribution, net	1.0	—
Purchase of treasury stock	—	(100.0)
Excess tax benefits from stock-based compensation	—	2.5

Net cash used in financing activities	(3.6)	(55.3)

Effect of exchange rate changes on cash and cash equivalents	1.4	(0.8)
Net change in cash and cash equivalents	41.2	(24.8)
Cash and cash equivalents at beginning of period	205.2	53.7

Cash and cash equivalents at end of period	$246.4	$28.9

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 31, 2011

(unaudited)

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

As a result of the Merger, the Company applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Periods presented prior to March 8, 2011 represent the operations of the predecessor company (“Predecessor”) and periods presented after March 8, 2011 represent the operations of the successor company (“Successor”). Black lines separate the Successor’s financial statements from that of the Predecessor since the financial statements are not comparable as a result of the application of acquisition accounting and changes in the Company’s capital structure resulting from the Merger. The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 31, 2011 and August 1, 2010 each reflect periods that contain 13 weeks.

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

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 31, 2011 and for the three months ended July 31, 2011 and August 1, 2010 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 31, 2011 are not necessarily indicative of the results expected for the fiscal year ending April 29, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company’s 2011 Annual Report on Form 10-K (“2011 Annual Report”).

Note 2. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to revise fair value measurements and disclosures. This standard provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. The guidance is effective for the Company beginning in the fourth quarter of fiscal 2012. The adoption of this standard will require expanded disclosures in the notes to the Company’s consolidated financial statements but will not impact its financial results.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This new accounting pronouncement is effective for the Company beginning in the first quarter of fiscal 2013. The adoption of this standard will not impact its financial results. The Company is assessing the potential impact of this new standard on the disclosure in the Company’s future financial statements.

Note 3. Employee Stock Plans

See Note 10 of the 2011 Annual Report for a description of the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates (the “2011 Plan”). The 2011 Plan provides for the grant of stock options and other stock based awards to key service providers of Parent and its affiliates, including the Company.

The fair value for service-based stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for service-based options granted during the three months ended July 31, 2011 and August 1, 2010:

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010
Expected life (in years)	6.5	6.0
Expected volatility	45.0%	28.0%
Risk-free interest rate	2.1%	2.3%
Dividend yield	0.0%	2.1%

The fair value of performance-based options granted during the three months ended July 31, 2011 was based on an option pricing model. Weighted average key inputs are an expected life of 7.5 years, expected volatility of 40% and a risk-free rate of 2.04%.

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 1, 2011	15,647,164	$2.75	9,385,492	$1.25
Granted	7,600,000	6.32
Forfeited	(345,218)	5.00
Exercised	—	—

Balance at July 31, 2011	22,901,946	$3.90	9,385,492	$1.25

As of July 31, 2011, the weighted average remaining contractual life of options outstanding was 8.9 years.

During the first quarter of fiscal 2012, Parent also granted 1,366,199 shares of restricted common stock with a fair value and purchase price of $5.00 per share. The restricted shares generally vest over three years from the anniversary date of hire of the employee. During the first quarter of fiscal 2012, the Company also granted 200,000 shares of restricted common stock with a fair value and purchase price of $5.00 per share which were immediately vested.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

Note 4. Inventories

The Company’s inventories consist of the following (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Inventories:
Finished products	$668.5	$613.4
Raw materials and in-process materials	48.2	44.3
Packaging materials and other	154.2	109.2
LIFO reserve	3.0	—

Total inventories	$873.9	$766.9

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Goodwill	$2,140.0	$2,124.0

Non-amortizable intangible assets:
Trademarks	$1,871.6	$1,871.6

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	881.8

	959.0	964.1
Accumulated amortization	(19.2)	(7.0)

Amortizable intangible assets, net	939.8	957.1

Intangible assets, net	$2,811.4	$2,828.7

As of July 31, 2011, the Company’s goodwill was comprised of $1,995.1 million related to the Pet Products segment and $144.9 million related to the Consumer Products segment. As of May 1, 2011, the Company’s goodwill was comprised of $1,980.2 million related to the Pet Products segment and $143.8 million related to the Consumer Products segment.

Amortization expense for the three months ended July 31, 2011 and August 1, 2010 was $12.2 million and $1.3 million, respectively. The Company expects to recognize $36.8 million of amortization expense during the remainder of fiscal 2012. The following table presents expected amortization of intangible assets as of July 31, 2011, for each of the five succeeding fiscal years (in millions):

2013	$49.0
2014	48.8
2015	48.8
2016	48.6
2017	48.2

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

Note 6. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Accounts payable and accrued expenses:
Accounts payable – trade	$239.5	$157.3
Marketing and advertising	64.2	70.4
Accrued payroll and related costs	27.4	51.1
Accrued interest	53.7	30.1
Current portion of pension liability	29.2	29.7
Other current liabilities	164.8	148.1

Total accounts payable and accrued expenses	$578.8	$486.7

Note 7. Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Short-term borrowings:
Revolver	$—	$—
Other	4.0	8.6

Total short-term borrowings	$4.0	$8.6

Long-term debt:
Term B Loans	2,700.0	2,700.0
7.625% Senior Notes	1,300.0	1,300.0

	4,000.0	4,000.0
Less unamortized discount	6.4	6.6
Less current portion	27.0	20.3

Total long-term debt	$3,966.6	$3,973.1

During the three months ended July 31, 2011, the Company did not borrow or repay any amount under its senior secured asset-based revolving facility (“ABL Facility”). As of July 31, 2011, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $38.2 million and the net availability under the ABL Facility was $521.9 million. The Company is required to pay a commitment fee at an initial rate of 0.500% per annum in respect of the unutilized commitments thereunder. The commitment fee rate may be reduced to 0.375% depending on the amount of excess availability under the ABL Facility. The Company must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

As of July 31, 2011 and May 1, 2011 the fair values of the Company’s 7.625% Senior Notes were $1,335.8 million and $1,332.5 million, respectively. The book value of the Company’s floating rate debt instruments approximates fair value.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

Maturities

The Company is scheduled to pay $20.2 million of its long-term debt during the remainder of fiscal 2012. As of July 31, 2011, scheduled maturities of long-term debt for each of the five succeeding fiscal years (representing debt under the Term B Loans and 7.625% Senior Notes) are as follows (in millions) 1:

2013	$27.0
2014	27.0
2015	27.0
2016	27.0
2017	27.0
Thereafter	3,844.8

[1]	Does not include any excess cash flow or other principal prepayments that may be required under the terms of the Senior Secured Term Loan Agreement, as described in the 2011 Annual Report.

Restrictive and Financial Covenants

The Senior Secured Term Loan Credit Facility, ABL Facility and the indenture related to the 7.625% Senior Notes contain restrictive covenants that limit the Company’s ability and the ability of its subsidiaries to take certain actions. See Note 6 of the 2011 Annual Report for additional information regarding the covenants.

Note 8. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates. As of July 31, 2011 all of the Company’s derivative contracts were economic hedges.

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

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On April 12, 2011, DMFC entered into interest rate swaps with a total notional amount of $900.0 million, as the fixed rate payer. The interest rate swaps fix LIBOR at 3.029% for the term of the swaps. The swaps have an effective date of September 4, 2012 and a maturity date of September 1, 2015. On August 13, 2010, the Company entered into an interest rate swap, with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014. The fair value of the Company’s interest rate swaps was recorded as a current liability of $3.0 million and a non-current liability of $42.5 million at July 31, 2011. The fair value of the Company’s interest rate swaps was recorded as a current liability of $3.2 million and a non-current liability of $14.0 million at May 1, 2011.

Swaps are recorded as an asset or liability in the Company’s consolidated balance sheet at fair value. Any gains and losses on economic hedges as well as ineffectiveness of cash flow hedges are recorded as an adjustment to other (income) expense. Derivative gains and losses for cash flow hedges were included in other comprehensive income (pre-Merger) and reclassified to interest expense as the underlying transaction occurred.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounted for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. On July 31, 2011, the fair values of the Company’s commodities hedges were recorded as current assets of $6.1 million and current liabilities of $3.1 million. The fair values of the Company’s commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million at May 1, 2011.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

The notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Commodity contracts	$92.0	$71.2

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. As of July 31, 2011 the fair values of the Company’s foreign currency hedges were recorded as current assets of $2.1 million and current liabilities of $0.7 million. As of May 1, 2011, the fair values of the Company’s foreign currency hedges were recorded as current assets of $3.0 million and current liabilities of $1.0 million.

The notional amounts of the Company’s foreign currency derivative contracts as of the dates indicated (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Contract amount (Mexican pesos)	$14.8	$20.0
Contract amount ($CAD)	11.0	15.3

Fair Value of Derivative Instruments:

The fair value of derivative instruments (all of which are not designated as hedging instruments) recorded in the Condensed Consolidated Balance Sheet as of July 31, 2011 was as follows (in millions):

	Asset derivatives		Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$42.5
Interest rate contracts	Prepaid expenses and other current assets	—	Accounts payable and accrued expenses	3.0
Commodity and other contracts	Prepaid expenses and other current assets	6.1	Accounts payable and accrued expenses	3.1
Foreign currency exchange contracts	Prepaid expenses and other current assets	2.1	Accounts payable and accrued expenses	0.7

Total		$8.2		$49.3

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

The fair value of derivative instruments (all of which are not designated as hedging instruments) recorded in the Condensed Consolidated Balance Sheet as of May 1, 2011 was as follows (in millions):

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

The effect of the Company’s economic hedges on other (income) expense for the three months ended July 31, 2011, in the Condensed Consolidated Statements of Income (Loss) was as follows (in millions):

Interest rate contracts	$29.1
Commodity and other contracts	0.6
Foreign currency exchange contracts	(0.1)

$29.6

The effect of derivative instruments recorded for the three months ended August 1, 2010 in the Condensed Consolidated Statements of Income (Loss) was as follows (in millions):

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$—	Interest expense	$—	N/A	$—
Commodity and other contracts	2.7	Cost of products sold	0.4	Other income (expense)	(4.7	) [1]
Foreign currency exchange contracts	(1.1)	Cost of products sold	0.7	Other income (expense)	—

Total	$1.6		$1.1		$(4.7)

[1]	Includes a loss of $4.9 million for commodity contracts not designated as hedging instruments.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

The Company uses interest rate swaps, commodity contracts and forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity prices, diesel fuel prices and foreign exchange rates.

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Successor
	Level 1		Level 2		Level 3
Description	July 31, 2011	May 1, 2011	July 31, 2011	May 1, 2011	July 31, 2011	May 1, 2011
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	6.1	7.5	—	0.5	—	—
Foreign currency contracts	—	—	2.1	3.0	—	—

Total	$6.1	$7.5	$2.1	$3.5	$—	$—

Liabilities
Interest rate contracts	$—	$—	$45.5	$17.2	$—	$—
Commodity and other contracts	1.2	2.2	1.9	—	—	—
Foreign currency contracts	—	—	0.7	1.0	—	—

Total	$1.2	$2.2	$48.1	$18.2	$—	$—

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

The book value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s senior notes and long-term debt are discussed in Note 7.

Note 10. Comprehensive Income (Loss)

The following table reconciles net income (loss) to comprehensive income (loss) (in millions):

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010
Net income (loss)	$(27.6)	$59.4

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	(0.3)
Pension and other postretirement employee benefit adjustments	(4.4)	—
Income on cash flow hedging instruments, net of tax	—	0.2

Total other comprehensive income (loss)	(4.5)	(0.1)

Comprehensive income (loss)	$(32.1)	$59.3

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

Note 11. Other Expense

The components of other expense are as follows (in millions):

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010
Loss on hedging contracts	$29.6	$4.7
Foreign currency transaction (gain) loss	0.4	(1.3)
Other	0.3	0.2

Other expense	$30.3	$3.6

Note 12. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. See Note 11 of the 2011 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three months ended July 31, 2011 and August 1, 2010, respectively, are as follows (in millions):

	Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.4	$3.5	$0.4	$0.4
Interest cost on projected benefit obligation	5.8	5.8	2.1	2.1
Expected return on plan assets	(8.2)	(7.5)	—	—
Amortization of prior service cost/(credit)	—	0.2	—	(2.1)
Amortization of loss	—	0.9	—	—

Net periodic benefit cost	$1.0	$2.9	$2.5	$0.4

As of July 31, 2011, the Company has not made any contributions to the qualified pension plan for fiscal 2012 and currently expects to make contributions of approximately $15 million in fiscal 2012.

Note 13. Legal Proceedings

Shareholder Litigation Involving the Company

As previously disclosed in the 2011 Annual Report, on November 25, 2010, Del Monte Foods Company announced that it had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital L.P. (“Centerview”) agreed to acquire all of the outstanding stock of Del Monte Foods Company for $19.00 per share in cash (the “Transaction”), subject to the conditions set forth in the Merger Agreement. Following the announcement of the Transaction, fifteen putative class action lawsuits (the “Shareholder Cases”) relating to the Transaction were filed against Del Monte Foods Company, certain of its now-former officers and directors, and other parties including (in certain cases) Blue Merger Sub. Inc. (“Blue Sub”), the acquisition entity which, upon consummation of the Transaction, merged with and into Del Monte Foods Company, with Del Monte Foods Company continuing as the surviving corporation (the “Merger”).

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

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

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

As a result of the voluntary dismissals and orders consolidating other shareholder cases, only two of the original fifteen Shareholder Cases arising from the Transaction remain pending, one of which has been stayed:

•

In re Del Monte Foods Company Shareholders Litigation (the “Delaware Shareholder Case”). The Delaware Shareholder Case was filed in the Delaware Court of Chancery and consolidated with other related cases filed in the same court. The latest complaint filed in the case asserts claims on behalf of lead Plaintiff NECA-IBEW Pension Fund and a putative class of shareholders against each of the now-former directors of Del Monte Foods Company (together, the “Directors”), Del Monte Foods Company’s former Chief Executive Officer in his capacity as such, Barclays Capital, Inc. (“Barclays”), the Sponsor Defendants, Blue Acquisition Group, Inc. (“Parent”) and Blue Sub; and

•

Franklin v. Del Monte Foods Co., et al.. The Franklin case was filed by Elisa J. Franklin on behalf of herself and a putative class of shareholders against the Directors, Del Monte Foods Company and the Sponsor Defendants on December 10, 2010 in Superior Court in San Francisco, California. On February 28, 2011, the Court in the Franklin case granted the motion of Del Monte Foods Company and the Directors to stay the proceeding pending resolution of the Delaware Shareholder Case, and the case remains stayed.

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

The Company has a continuing obligation to defend and indemnify the Directors and Del Monte Foods Company’s former Chief Executive Officer for their legal fees and potential liability in the Shareholder Cases, subject to certain limitations under Delaware law or contract. Similarly, the Company may have contractual obligations to indemnify other parties to the Shareholder Cases and other matters arising out of the Transaction, subject to certain limitations under applicable law or contract. The Company has $50 million of director and officer insurance coverage for itself and the former directors and officers of Del Monte Foods Company. The insurers have reserved their rights with respect to coverage and have not agreed at this point that coverage is available for losses the Company may sustain as a result of the Shareholder Cases. The Company has accrued in the accompanying financial statements an amount equal to the current estimate of the Company’s exposure in this matter. Given the inherent uncertainty associated with legal matters, the actual costs of resolving the Shareholder Cases may be substantially higher or lower than the established accrual. The amount that the Company may ultimately be responsible for in connection with the Shareholder Cases may vary based on a number of factors, including, final settlement or award amounts, the allocation of such amounts among the various parties to the litigation, insurance coverage and resolution with its carriers, indemnification obligations, the discovery of new or additional facts that impact the strength or weakness of the parties’ claims and defenses and other factors.

On February 14, 2011, following expedited discovery and a preliminary injunction hearing in the Delaware Shareholder Case, the Court of Chancery entered an order preliminarily enjoining the shareholder vote on the Merger, which was scheduled to occur at a

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

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

Since the filing of the 2011 Annual Report, on July 27, 2011, the Court of Chancery issued an order adding the Company as a defendant to the Delaware Shareholder Case and ordering the Company to pay the $2.75 million interim attorney fee award.

SEC Investigation

As previously disclosed in the 2011 Annual Report, on February 18, 2011, the SEC directed the Company to preserve documents and records relating to recent potential or actual business combinations and preparation of Del Monte Foods Company’s proxy statement relating to the Transaction. On March 4, 2011 the SEC requested that the Company voluntarily produce certain documents and records, which the Company has done on an ongoing basis. On May 23, 2011, the Company received a subpoena from the SEC requesting the same documents. The Company intends to continue to cooperate with the SEC in its investigation. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

Commercial Litigation Involving the Company

As previously disclosed in the 2011 Annual Report, on December 17, 2010, a putative class action complaint was filed against the Company by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleges that the Company engaged in false and misleading representation of certain canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs seek certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. On April 19, 2011, the U.S. Judicial Panel on Multidistrict Litigation issued an order consolidating Littlefield with several similar consumer class actions filed in other jurisdictions (in which the Company is not a defendant) in U.S. District Court for the District of Massachusetts. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against the Company, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The court signed an order dismissing those claims on December 28, 2010. The Company and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011. The notice period is now closed, and 53 plaintiffs have opted in to the lawsuit. The Company denies plaintiffs’ allegations and plans to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

As previously disclosed in the 2011 Annual Report, on October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of its products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about its refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and plans to vigorously defending itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, the Company filed an opposition to that motion.

Since the filing of the 2011 Annual Report, at a hearing on August 11, 2011, the Court denied Fresh Del Monte’s motion for partial summary judgment. A trial date has been tentatively scheduled for February 13, 2012. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

Note 14. Segment Information

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

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three months ended July 31, 2011

(unaudited)

The following table presents financial information about the Company’s reportable segments (in millions):

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010
Net sales:
Pet Products	$422.0	$427.3
Consumer Products	354.2	377.3

Total	$776.2	$804.6

Operating income:
Pet Products	$56.2	$98.7
Consumer Products	14.4	34.3
Corporate (1)	(21.3)	(13.6)

Total	49.3	119.4
Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	62.6	19.7
Other expense	30.3	3.6

Income (loss) from continuing operations before income taxes	$(43.6)	$96.1

(1)	Corporate represents expenses not directly attributable to reportable segments.

Note 15. Related Party Transactions

See Note 16 of the 2011 Annual Report for a description of the Company’s related party transactions. As of July 31, 2011, there was a payable of $2.7 million due to the managers related to the monitoring agreement, a payable of $0.3 million to Capstone Consulting LLC for consulting services and a payable of $0.2 million due to Centerview for transaction-related out-of-pocket expenses, which amounts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended May 1, 2011 (the “2011 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in “Part I, Item 1A. Risk Factors” in our 2011 Annual Report and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Corporate Overview

Our Business. Del Monte Corporation (“DMC”) and its consolidated subsidiaries (together, “Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and pet snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names and leading food brands such as Del Monte, Contadina, S&W, College Inn and other brand names. We have two reportable segments: Pet Products and Consumer Products. The Pet Products segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

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

As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Periods presented prior to March 8, 2011 represent the operations of the predecessor company (“Predecessor”) and periods presented after March 8, 2011 represent the operations of the successor company (“Successor”).

On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent.

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010	Change	% Change	Volume (a)	Rate (b)
Net sales	$776.2	$804.6	$(28.4)	(3.5%)	(4.0%)	0.5%
Cost of products sold	554.4	537.9	16.5	3.1%	(3.4%)	6.5%

Gross profit	221.8	266.7	(44.9)	(16.8%)
Selling, general and administrative expense (“SG&A”)	172.5	147.3	25.2	17.1%

Operating income	$49.3	$119.4	$(70.1)	(58.7%)

Gross margin	28.6%	33.1%
SG&A as a % of net sales	22.2%	18.3%
Operating income margin	6.4%	14.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Adjusted EBITDA, in millions:

Three months ended July 31, 2011 (c)	$101.2
Three months ended August 1, 2010 (c)	$147.8
Trailing twelve months ended July 31, 2011 (c)	$614.4

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Executive Overview

In the first quarter of fiscal 2012, we had net sales of $776.2 million, operating income of $49.3 million and a net loss of $27.6 million, compared to net sales of $804.6 million, operating income of $119.4 million and net income of $59.4 million in the first quarter of the twelve months ended May 1, 2011. Adjusted EBITDA was $101.2 million for the three months ended July 31, 2011 and $147.8 million for the three months ended August 1, 2010. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales decreased by 3.5% primarily driven by lower sales volume in both the Pet Products and Consumer Products segments, partially offset by new product sales in our Pet Products segment. Our lower Pet Products net sales resulted from increased competitive promotional activity, partially offset by new product sales and the impact of prior year pricing actions. Our lower Consumer Products net sales resulted from reduced fruit sales in retail, primarily driven by higher competitive activity, and increased promotional spending.

Operating income for the quarter decreased 58.7%. The decrease in operating income was driven primarily by lower net sales in both the Pet Products and Consumer Products segments, as well as increased ingredient costs, increased amortization expense related to intangibles resulting from the Merger and other Merger-related expenses and increased marketing spending in the Pet Products segment. Marketing expense for fiscal 2012 is expected to be lower than marketing expense in the twelve months ended May 1, 2011, primarily reflecting a shift to fund trade promotions in response to the current competitive environment in both our Pet Products and Consumer Products segments.

As a result of the Merger discussed above, at July 31, 2011, our total debt was $4,004.0 million. Interest expense increased $42.9 million in the three months ended July 31, 2011 compared to the three months ended August 1, 2010, primarily driven by higher debt balances.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 31, 2011, compared to the results for the three months ended August 1, 2010.

Net sales

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010	Change	% Change	Volume (a)	Rate (b)
	(in millions)	(in millions, except percentages)
Net sales
Pet Products	$422.0	$427.3	$(5.3)	(1.2%)	(2.7%)	1.5%
Consumer Products	354.2	377.3	(23.1)	(6.1%)	(5.5%)	(0.6%)

Total	$776.2	$804.6	$(28.4)	(3.5%)

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales decreased by $28.4 million, or 3.5%, for the three months ended July 31, 2011 compared to the three months ended August 1, 2010. The decrease was driven by a more competitive promotional environment in our Pet Products segment, as well as lower retail sales in our Consumer Products segment, primarily in fruit, driven by more competitive activity. This was partially offset by increased new product sales and prior year pricing in our Pet Products segment.

Net sales in our Pet Products segment were $422.0 million for the three months ended July 31, 2011, a decrease of $5.3 million, or 1.2%, compared to $427.3 million for the three months ended August 1, 2010. This decrease was primarily driven by increased competitive promotional activity affecting existing pet food products. New product volume and prior year pricing actions partially offset the decrease in net sales.

Net sales in our Consumer Products segment were $354.2 million for the three months ended July 31, 2011, a decrease of $23.1 million, or 6.1%, compared to $377.3 million for the three months ended August 1, 2010. This decrease was primarily driven by reduced fruit sales in retail, driven by higher competitive new product launches and private label distribution gains. Higher promotional spending to maintain competitiveness also negatively affected net sales in our Consumer Products segment.

Cost of products sold

Cost of products sold for the three months ended July 31, 2011 was $554.4 million, an increase of $16.5 million, or 3.1%, compared to $537.9 million for the three months ended August 1, 2010. This increase was primarily due to increased ingredient costs in our Pet Products segment, as well as increased logistics and other transportation-related costs in both our Pet Products and Consumer Products segments, partially offset by decreased volumes.

Gross margin

Our gross margin percentage for the three months ended July 31, 2011 decreased 4.5 points to 28.6% compared to 33.1% for the three months ended August 1, 2010. Gross margin was impacted by a 4.4 margin point decrease related to the higher costs noted above and a 0.5 margin point decrease due to product mix, partially offset by a 0.4 margin point increase due to net pricing.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense for the three months ended July 31, 2011 was $172.5 million, an increase of $25.2 million, or 17.1%, compared to $147.3 million for the three months ended August 1, 2010. This increase was primarily driven by an increase in amortization expense related to intangibles resulting from the Merger of $10.9 million as well as other Merger-related expenses, a $6.5 million increase in marketing costs reflecting investments behind key brands and increased compensation costs driven primarily by the make-whole payment to our newly appointed Chief Executive Officer.

Operating income

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010	Change	% Change
	(in millions)	(in millions, except percentages)
Operating income
Pet Products	$56.2	$98.7	$(42.5)	(43.1%)
Consumer Products	14.4	34.3	(19.9)	(58.0%)
Corporate (1)	(21.3)	(13.6)	(7.7)	(56.6%)

Total	$49.3	$119.4	$(70.1)	(58.7%)

(1)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended July 31, 2011 was $49.3 million, a decrease of $70.1 million, or 58.7%, compared to $119.4 million for the three months ended August 1, 2010. This decrease reflects the higher cost of products sold and SG&A expense noted above, as well as the lower net sales noted above.

Our Pet Products segment operating income decreased by $42.5 million, or 43.1%, to $56.2 million for the three months ended July 31, 2011 from $98.7 million for the three months ended August 1, 2010. Higher ingredient costs as well as higher amortization, marketing and other SG&A expenses and decreased net sales contributed to the decline in operating income.

Our Consumer Products segment operating income decreased by $19.9 million, or 58.0%, to $14.4 million for the three months ended July 31, 2011 from $34.3 million for the three months ended August 1, 2010. Lower net sales, as noted above, was the primary driver of the decrease in operating income. Higher costs (reflecting higher raw product and logistics and other transportation-related costs, partially offset by the cost impact of lower volumes) also contributed to the decrease in operating income.

Our Corporate expenses increased by $7.7 million, or 56.6%, during the three months ended July 31, 2011 compared to the prior year period. This increase was primarily due to increased compensation costs driven primarily by the make-whole payment to our newly appointed Chief Executive Officer and other Merger-related expenses.

Interest expense

Interest expense increased by $42.9 million, or 217.8%, to $62.6 million for the three months ended July 31, 2011 from $19.7 million for the three months ended August 1, 2010. This increase was primarily driven by higher debt levels.

Other expense

Other expense of $30.3 million for the three months ended July 31, 2011 was comprised primarily of $29.1 million of losses on interest rate swaps. Other expense of $3.6 million for the three months ended August 1, 2010 was comprised primarily of losses on hedging contracts. As a result of our policy decision to no longer seek hedge accounting for our derivative contracts subsequent to the Merger, we expect other (income) expense to fluctuate from period-to-period.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for the three months ended July 31, 2011 was 36.7% compared to 37.7% for the three months ended August 1, 2010. The change in the effective tax rate for the three month period was primarily due to the non-deductibility of certain Merger-related expenses and a change in state tax law.

Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). In this Quarterly Report on Form 10-Q, we also provide a non-GAAP financial measure — Adjusted EBITDA.

We present Adjusted EBITDA because we believe that this is an important supplemental measure relating to our financial condition since it is used in certain covenant calculations that may be required from time to time under the indenture that governs our 7.625% Senior Notes due 2019 (referred to therein as “EBITDA”) and the credit agreements relating to our $2.7 billion Term B Loans and $0.75 billion ABL Facility (referred to therein as “Consolidated EBITDA”).

EBITDA is defined as income before interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, further adjusted as required by the definitions of “EBITDA” and “Consolidated EBITDA” contained in our indenture and credit agreements.

Although Adjusted EBITDA may be useful to benchmark our performance period to period, our presentation of Adjusted EBITDA has limitations as an analytical tool. Adjusted EBITDA is not a GAAP measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of cash flow available for discretionary expenditures, as it does not take into account debt service requirements, obligations under the monitoring agreement with our Sponsors, capital expenditures or other non-discretionary expenditures that are not deducted from the measure.

We caution investors that the non-GAAP financial measures presented are intended to supplement our GAAP results and are not a substitute for such results. Additionally, we caution investors that the non-GAAP financial measures used by us may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

	Three Months Ended		Trailing Twelve Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011
Reconciliation:
Operating income	$49.3	$119.4	$—
Operating income - Quarter ended October 31, 2010	—	—	148.0
Operating income - Quarter ended January 30, 2011	—	—	145.4
Operating income - January 31, 2011 through March 7, 2011	—	—	10.4
Operating loss - March 8, 2011 through May 1, 2011	—	—	(83.9)
Operating income - Quarter ended July 31, 2011	—	—	49.3
Adjustments to arrive at EBITDA:
Other expense	(30.3)	(3.6)	(47.2)
Depreciation and amortization	36.6	23.5	114.8
Amortization of debt issuance costs and debt discount[1]	(6.3)	(1.5)	(14.0)

EBITDA	49.3	137.8	322.8
Adjustments
Non-cash charges	1.2	0.2	34.0
Derivative transactions	35.6	8.9	50.4
Non-cash stock based compensation	1.2	3.4	43.5
Non-recurring (gains) losses	2.9	(3.5)	5.4
Merger-related items	7.0	—	125.4
Early extinguishment of debt	—	—	15.8
Business optimization charges	1.6	—	7.9
Other	2.4	1.0	9.2

Adjusted EBITDA	$101.2	$147.8	$614.4

[1]	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions or transformation or restructuring plans. We may need to use our cash flow to satisfy other obligations, including in connection with the existing shareholder litigation. See “Part II, Item 1. Legal Proceedings” for a description of the existing shareholder litigation. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver.

As of July 31, 2011 and August 1, 2010, we had not made any contributions to our defined benefit pension plan for fiscal 2012 or fiscal 2011, respectively. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts for the twelve months ended May 1, 2011 and fiscal 2010. Although our qualified pension plan was overfunded as of May 1, 2011, due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to be fully funded. We currently expect to make contributions of approximately $15.0 million in fiscal 2012.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Short-term borrowings:
Revolver	$—	$—
Other	4.0	8.6

Total short-term borrowings	$4.0	$8.6

Long-term debt:
Term B Loans	2,700.0	2,700.0
7.625% Notes	1,300.0	1,300.0

	4,000.0	4,000.0
Less unamortized discount	6.4	6.6
Less current portion	27.0	20.3

Total long-term debt	$3,966.6	$3,973.1

Description of Indebtedness

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our senior secured term loan credit agreement, our senior secured asset-based revolving credit agreement, our senior note indenture, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”).

Senior Secured Term Loan Credit Agreement

Our senior secured term loan credit agreement provides for a $2,700.0 million senior secured term loan B facility (with all related loan documents, and as amended from time to time, the “Term Loan Facility”) with a term of seven years.

Loans under the Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.50%) or (ii) a base rate (with a floor of 2.50%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. See “Note 8. Derivative Financial Instruments” to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

The Term Loan Facility requires quarterly scheduled principal payments of 0.25% of the outstanding principal (which is currently $6.75 million) per quarter from September 30, 2011 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the senior secured term loan credit agreement. As of July 31, 2011, the amount of outstanding loans under the Term Loan Facility was $2,700.0 million and the interest rate payable was 4.62%.

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

Senior Secured Asset-Based Revolving Credit Agreement

Our senior secured asset-based revolving credit agreement provides for senior secured financing of up to $750 million (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years. We have the flexibility to use the ABL Facility to fund our seasonal working capital needs, which are affected by, among other things, the growing cycle of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the ABL Facility may fluctuate significantly during the year.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility includes a sub-limit for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of July 31, 2011, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $38.2 million and the net availability under the ABL Facility was $521.9 million.

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

Senior Notes Due 2019

Our senior notes due February 16, 2019 have an aggregate principal amount of $1,300.0 million and a stated interest rate of 7.625% (the “7.625% Notes”) . Interest on the 7.625% Notes is payable semi-annually on February 15 and August 15 of each year commencing August 15, 2011.

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

Security Interests and Guarantees

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

All our obligations under the senior secured term loan credit agreement and senior secured asset-based revolving credit agreement are unconditionally guaranteed by Parent and by substantially all our existing and future, direct and indirect, wholly-owned material restricted domestic subsidiaries, subject to certain exceptions. The 7.625% Notes are required to be fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Term Loan Facility and ABL Facility. Currently, there are no guarantor subsidiaries under any of our debt agreements.

Maturities

The Company is scheduled to pay $20.2 million of its long-term debt during the remainder of fiscal 2012. As of July 31, 2011, scheduled maturities of long-term debt (representing debt under the Term B Loans and 7.625% Notes) are as follows (in millions)1:

2013	$27.0
2014	27.0
2015	27.0
2016	27.0
2017	27.0
Thereafter	3,844.8

[1]	Does not include any excess cash flow or other principal prepayments that may be required under the terms of the senior secured term loan credit agreement, as described above.

Restrictive and Financial Covenants

The Term Loan Facility, ABL Facility and indenture related to our 7.625% Notes contain restrictive covenants. See “Note 7. Short-Term Borrowings and Long-Term Debt” to our consolidated financial statements in our 2011 Annual Report for additional information regarding the covenants.

The Term Loan Facility, ABL Facility and indenture related to our 7.625% Notes generally do not require that we comply with financial maintenance covenants. The ABL Facility, however, contains a financial covenant that applies if availability under the ABL Facility falls below a certain level.

The restrictive and financial covenants in the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest, such as acquisitions.

We believe that we are currently in compliance with all of our restrictive and financial covenants and were in compliance therewith as of July 31, 2011. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations.” in our 2011 Annual Report.

Cash Flow

During the three months ended July 31, 2011, our cash and cash equivalents increased by $41.2 million and during the three months ended August 1, 2010, our cash and cash equivalents decreased by $24.8 million.

	Successor	Predecessor
	Three Months Ended
	July 31, 2011	August 1, 2010
Net cash provided by operating activities	$66.1	$49.9
Net cash used in investing activities	(22.7)	(18.6)
Net cash used in financing activities	(3.6)	(55.3)

Operating Activities. Cash provided by operating activities for the three months ended July 31, 2011 was $66.1 million, compared to $49.9 million for the three months ended August 1, 2010. This increase was primarily driven by a $44.0 million income tax refund received in the first quarter of fiscal 2012. This represents a refund of estimated tax payments made during the period from May 3, 2010 through March 7, 2011 and resulted from deductible Merger-related expenses. This increase was partially offset by lower net income. In addition, due to weather conditions, the pack season started later in fiscal 2012 than in the twelve months ended May 1, 2011 and the yields of certain crops were negatively affected by the weather conditions. The cash requirements of the Consumer

Products operating segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities for the three months ended July 31, 2011 was $22.7 million and $18.6 million for the three months ended August 1, 2010 and consisted entirely of capital spending. Capital spending for the remainder of fiscal 2012 is expected to approximate $75 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities. During the first three months of fiscal 2012, we made net repayments of $4.6 million on our short-term borrowings and received capital contributions from Parent of $1.0 million from the issuance of Parent common stock.

During the first three months of the twelve months ended May 1, 2011, we had net borrowings of $50.1 million from short-term borrowings and we made repayments of $7.5 million towards our outstanding term loan principal. During the three months ended August 1, 2010, DMFC repurchased $100.0 million of its common stock, received $9.6 million in proceeds from the issuance of common stock and paid $10.0 million in dividends.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to revise fair value measurements and disclosures. This standard provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. The guidance is effective for us beginning in the fourth quarter of fiscal 2012. The adoption of this standard will require expanded disclosures in the notes to our consolidated financial statements but will not impact our financial results.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This new accounting pronouncement is effective for us beginning in the first quarter of fiscal 2013. The adoption of this standard will not impact our financial results. We are assessing the potential impact of this new standard on the disclosure in our future financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we reevaluate our estimates, including those related to trade promotions, goodwill and intangibles, retirement benefits and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock awards. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, these estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 2. Significant Accounting Policies” to our consolidated financial statements in our 2011 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended July 31, 2011 resulted in no significant adjustments to our estimates relating to trade promotion liability. Our evaluations during the three months ended August 1, 2010 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.7 million which related to prior year activity, of which $1.5 million related to our Consumer Products segment and $0.2 million related to our Pet Products segment. This adjustment represented approximately 1% of our trade promotion expense for the three months ended August 1, 2010.

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

We have evaluated our capitalized brand names and other intangibles and determined that some have lives that generally range from 5 to 25 years (“Amortizing Intangibles”) and others have indefinite lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Intangibles are amortized over their estimated lives. We review the asset groups containing Amortizing Intangibles (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the book value of an asset group may not be recoverable. An asset or asset group is considered impaired if its book value exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the book value exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. Our reporting units are the same as our operating segments—Pet Products and Consumer Products—reflecting the way that we manage our business. Annually, we engage third-party valuation experts to assist in this process. Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three months ended July 31, 2011 and August 1, 2010. While we currently believe the fair value of all of our intangible assets exceeds book value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

During the three months ended July 31, 2011, we recognized expense for our qualified DB plan of $1.0 million and other benefits expense of $2.5 million. Our remaining fiscal 2012 pension expense for our qualified DB plan is currently estimated to be approximately $2.9 million and other benefits expense is currently estimated to be approximately $7.4 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Stock Compensation Expense

We believe an effective way to align the interests of certain employees with those of our equity stakeholders is through employee stock-based incentives. Stock options are stock incentives in which employees benefit to the extent that the stock price for the stock underlying the option exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of common stock at a predetermined exercise price. Restricted stock incentives are stock incentives in which employees receive shares of common stock or the right to own shares of common stock and generally do not require the employee to pay a purchase price or exercise price. Restricted stock incentives include restricted stock, restricted stock units, performance share units and performance accelerated restricted stock units. We follow the fair value method of accounting for stock-based compensation, under which employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock-based compensation is granted.

Pre-Merger Stock Compensation

Prior to the Merger, we typically issued two types of employee stock-based incentives: stock options and restricted stock incentives.

For the stock options that we granted prior to the Merger, the employee’s exercise price was equivalent to DMFC’s stock price on the date of the grant (as set forth in our prior stock incentive plan). Typically, employees vested in stock options in equal annual installments over a four-year period and such options generally had a ten-year term until expiration.

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

Post-Merger Stock Compensation

Subsequent to the Merger, Parent has issued to certain of our executive officers and other employees service-based and performance-based stock options and restricted common stock. Service-based stock options vest in equal annual installments over a five-year period and generally have a ten-year term until expiration. Performance-based stock options vest only if certain pre-determined performance criteria are met and also have a ten-year term. Certain shares of restricted common stock vested immediately, while certain other shares vest in equal annual installments over a three-year period.

Our Post-Merger Stock Option Assumptions. We measure stock option expense for service-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted during the three months ended July 31, 2011 was $8.0 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during the three months ended July 31, 2011:

Expected life (in years)	6.5
Expected volatility	45.0%
Risk-free interest rate	2.1%
Dividend yield	0.0%
Weighted average exercise price	$6.32
Weighted average option value	$2.11

Valuation of Performance-based Options. The weighted-average fair value of performance-based options granted during the three months ended July 31, 2011 was $1.29 and was determined based on an option pricing model. Weighted-average key inputs are an expected life of 7.5 years, expected volatility of 40%, and a risk-free rate of 2.04%.

Valuation of Restricted Common Stock. The fair value of restricted common stock was calculated by multiplying the price of Parent’s common stock on the date of grant by the number of shares granted.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third-party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third-party actuary is engaged to assist us in estimating the ultimate costs of certain retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 31, 2011 and August 1, 2010, we experienced no significant adjustments to our estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. Subsequent to the Merger, we made a policy decision to no longer seek hedge accounting for our derivative contracts. As of July 31, 2011 all of our derivative contracts were economic hedges.

During the three months ended July 31, 2011, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates.

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

From time to time, we manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We did not enter into any interest rate swaps during the three months ended July 31, 2011. On April 12, 2011, we entered into interest rate swaps with a total notional amount of $900.0 million, as the fixed rate payer. The interest rate swaps fix LIBOR at 3.029% for the term of the swaps. The swaps have an effective date of September 4, 2012 and a maturity date of September 1, 2015. On August 13, 2010, we entered into an interest rate swap with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014.

Assuming average floating rate loans during the period and average revolver borrowings for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $6.2 million for the three months ended July 31, 2011.

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

On July 31, 2011, the fair values of our commodities hedges were recorded as current assets of $6.1 million and current liabilities of $3.1 million. On May 1, 2011, the fair values of our commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million.

The sensitivity analyses presented below (in millions) reflect potential losses of fair value resulting from hypothetical changes in market prices related to commodities. Sensitivity analyses do not consider the actions we may take to mitigate our exposure to changes, nor do they consider the effects such hypothetical adverse changes may have on overall economic activity. Actual changes in market prices may differ from hypothetical changes.

	Successor	Successor
	July 31, 2011	May 1, 2011
Effect of a hypothetical 10% change in fair value Commodity contracts	$3.3	$4.7

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

The table below (in millions) presents our foreign currency derivative contracts as of July 31, 2011 and May 1, 2011. All of the foreign currency derivative contracts held on July 31, 2011 are scheduled to mature prior to the end of fiscal 2012.

	Successor	Successor
	July 31, 2011	May 1, 2011
Contract amount (Mexican pesos)	$14.8	$20.0
Contract amount ($CAD)	11.0	15.3

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	Successor	Successor
	July 31, 2011	May 1, 2011
Fair value of foreign currency contracts, net asset	$1.4	$2.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(2.8)	$(3.8)

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our interim Chief Executive Officer and Vice-Chairman of the Board (our “interim CEO”), our new Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (our “CFO”). Our interim CEO was appointed March 8, 2011 and served until August 15, 2011, the effective date of the appointment of our new CEO. Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

Based upon the Controls Evaluation, and subject to the limitations noted in this Part I, Item 4, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Del Monte Corporation and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Changes in Company Management

David J. West was appointed Chief Executive Officer (“CEO”), effective August 15, 2011. At that time, Mr. Neil Harrison, an affiliate of the Sponsors, concluded his service as interim CEO. Thus, effective August 15, 2011, Mr. West became responsible (together with our CFO) for establishing and maintaining the Company’s disclosure controls and procedures, as well as its internal control over financial reporting.

CEO and CFO Certifications

The certifications of the CEO and the CFO required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the “Rule 13a-14 Certifications” are filed as Exhibits 31.1 and 31.2 of this Quarterly Report on Form 10-Q. This Part I, Item 4 of the Quarterly Report on Form 10-Q should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Shareholder Litigation Involving the Company

As previously disclosed in the 2011 Annual Report, on November 25, 2010, Del Monte Foods Company announced that it had signed a definitive agreement (the “Merger Agreement”) under which an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital L.P. (“Centerview”) agreed to acquire all of the outstanding stock of Del Monte Foods Company for $19.00 per share in cash (the “Transaction”), subject to the conditions set forth in the Merger Agreement. Following the announcement of the Transaction, fifteen putative class action lawsuits (the “Shareholder Cases”) relating to the Transaction were filed against Del Monte Foods Company, certain of its now-former officers and directors, and other parties including (in certain cases) Blue Merger Sub. Inc. (“Blue Sub”), the acquisition entity which, upon consummation of the Transaction, merged with and into Del Monte Foods Company, with Del Monte Foods Company continuing as the surviving corporation (the “Merger”).

Two previously disclosed cases, which were among the original fifteen Shareholder Cases arising from the Transaction were voluntarily dismissed on June 6, 2011:

•

Heintz v. Wolford, et al. The Heintz case was filed by Sarah P. Heintz on behalf of herself and a putative class of shareholders against the Directors, Del Monte Foods Company, Parent and Blue Sub on December 20, 2010 in the United States District Court, Northern District of California; and

•

Faulkner v. Wolford, et al. The Faulkner case was filed by Dallas Faulkner on behalf of himself and a putative class of shareholders against the Directors, Del Monte Foods Company, Parent and Blue Sub on January 21, 2011 in the United States District Court, Northern District of California.

In addition, plaintiffs in two previously disclosed cases, which were also among the original fifteen Shareholder Cases arising from the Transaction filed requests for dismissal on March 4, 2011 and June 13, 2011, respectively:

•

Sinor v. Wolford, et al. The Sinor case was filed by James Sinor on behalf of himself and a putative class of shareholders against Del Monte Foods Company, the Directors, KKR, Vestar, Centerview (named as Centerview partners; together with KKR and Vestar, the “Sponsor Defendants”), Parent and Blue Sub on December 1, 2010 in Superior Court in San Francisco, California; and

•

Kaiman v. Del Monte Foods Co., et al. The Kaiman case was filed by Libby Kaiman on behalf of herself and a putative class of shareholders against Del Monte Foods Company, the Directors, the Sponsor Defendants, Parent and Blue Sub on December 1, 2010 in Superior Court in San Francisco, California.

As a result of the voluntary dismissals and orders consolidating other shareholder cases, only two of the original fifteen Shareholder Cases arising from the Transaction remain pending, one of which has been stayed:

•

In re Del Monte Foods Company Shareholders Litigation (the “Delaware Shareholder Case”). The Delaware Shareholder Case was filed in the Delaware Court of Chancery and consolidated with other related cases filed in the same court. The latest complaint filed in the case asserts claims on behalf of lead Plaintiff NECA-IBEW Pension Fund and a putative class of shareholders against each of the now-former directors of Del Monte Foods Company (together, the “Directors”), Del Monte Foods Company’s former Chief Executive Officer in his capacity as such, Barclays Capital, Inc. (“Barclays”), the Sponsor Defendants, Blue Acquisition Group, Inc. (“Parent”) and Blue Sub; and

•

Franklin v. Del Monte Foods Co., et al. The Franklin case was filed by Elisa J. Franklin on behalf of herself and a putative class of shareholders against the Directors, Del Monte Foods Company and the Sponsor Defendants on December 10, 2010 in Superior Court in San Francisco, California. On February 28, 2011, the Court in the Franklin case granted the motion of Del Monte Foods Company and the Directors to stay the proceeding pending resolution of the Delaware Shareholder Case, and the case remains stayed.

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

We have a continuing obligation to defend and indemnify the Directors and Del Monte Foods Company’s former Chief Executive Officer for their legal fees and potential liability in the Shareholder Cases, subject to certain limitations under Delaware law or contract. Similarly, we may have contractual obligations to indemnify other parties to the Shareholder Cases and other matters arising out of the Transaction, subject to certain limitations under applicable law or contract. We have $50 million of director and officer insurance coverage for us and the former directors and officers of Del Monte Foods Company. The insurers have reserved their rights with respect to coverage and have not agreed at this point that coverage is available for losses we may sustain as a result of the Shareholder Cases. We have accrued in our condensed consolidated financial statements an amount equal to the current estimate of our exposure in this matter. Given the inherent uncertainty associated with legal matters, the actual costs of resolving the Shareholder Cases may be substantially higher or lower than the established accrual. The amount that we may ultimately be responsible for in connection with the Shareholder Cases may vary based on a number of factors, including, final settlement or award amounts, the allocation of such amounts among the various parties to the litigation, insurance coverage and resolution with its carriers, indemnification obligations, the discovery of new or additional facts that impact the strength or weakness of the parties’ claims and defenses and other factors.

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

Since the filing of the 2011 Annual Report, on July 27, 2011, the Court of Chancery issued an order adding us as a defendant to the Delaware Shareholder Case and ordering us to pay the $2.75 million interim attorney fee award.

SEC Investigation

As previously disclosed in the 2011 Annual Report, on February 18, 2011, the SEC directed us to preserve documents and records relating to recent potential or actual business combinations and preparation of Del Monte Foods Company’s proxy statement relating to the Transaction. On March 4, 2011 the SEC requested that we voluntarily produce certain documents and records, which we have done on an ongoing basis. On May 23, 2011, we received a subpoena from the SEC requesting the same documents. We intend to continue to cooperate with the SEC in its investigation. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

Commercial Litigation Involving the Company

As previously disclosed in the 2011 Annual Report, on December 17, 2010, a putative class action complaint was filed against us by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleges that we engaged in false and misleading representation of certain of our canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs seek certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. We intend to deny these allegations and vigorously defend ourselves. On April 19, 2011, the U.S. Judicial Panel on Multidistrict Litigation issued an order consolidating Littlefield with several similar consumer class actions filed in other jurisdictions (in which we are not a defendant) in U.S. District Court for the District of Massachusetts. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against us, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that we violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with our removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with our answer. We also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The court signed an order dismissing those claims on December 28, 2010. We and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011. The notice period is now closed, and 53 plaintiffs have opted in to the lawsuit. We deny plaintiffs’ allegations and plan to vigorously defend ourselves. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

As previously disclosed in the 2011 Annual Report, on October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that our advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On

October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about our refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and are vigorously defending ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, we filed an opposition to that motion.

Since the filing of the 2011 Annual Report, at a hearing on August 11, 2011, the Court denied Fresh Del Monte’s motion for partial summary judgment. A trial date has been tentatively scheduled for February 13, 2012. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

ITEM 1A.	RISK FACTORS

This Quarterly Report on Form 10-Q, including the section entitled “Item 1. Financial Statements” and the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terms.

Forward-looking statements are based on our plans, estimates, expectations and assumptions as of the date of this Quarterly Report on Form 10-Q, and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Accordingly, you should not place undue reliance on them. A detailed discussion of the known risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our 2011 Annual Report. Such risks and uncertainties include matters relating to:

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	competition, including pricing and promotional spending levels by competitors;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•	our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings;

•	shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

•	our ability to implement productivity initiatives to control or reduce costs;

•

cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals;

•	logistics and other transportation-related costs;

•	performance of our pet products business;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	transformative plans;

•	strategic transaction endeavors, if any, including identification of appropriate targets and successful implementation;

•	pending shareholder lawsuits;

•

changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including packaging and labeling regulations, environmental regulations and import/export regulations or duties;

•	impairments in the book value of goodwill or other intangible assets;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect crop yields or other inputs or otherwise disrupt operations;

•	contaminated ingredients;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	product distribution;

•	any disruption to our manufacturing or supply chain, particularly any disruption in or shortage of seasonal pack;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	industry trends, including changes in buying, inventory and other business practices by customers;

•	pension costs and funding requirements;

•	risks associated with foreign operations;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	currency and interest rate fluctuations;

•	protecting our intellectual property rights or intellectual property infringement or violation claims;

•	failure of our information technology systems; and

•	the control of substantially all of our common stock by a group of private investors and conflicts of interest potentially posed by such ownership.

All forward-looking statements in this Quarterly Report on Form 10-Q are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) NONE.

(b) NONE.

(c) NONE.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2011 Annual Report for a description of the restrictions on our ability to pay dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

4.1	Third Supplemental Indenture, dated June 22, 2011, among Del Monte Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.625% Senior Notes due 2019	10-K	4.3	July 15, 2011

10.1**	Employment Agreement, dated May 13, 2011, among Del Monte Corporation, Blue Acquisition Group, Inc. and David J. West	8-K	10.1	May 19, 2011

10.2**	Management Stockholder’s Agreement entered into as of June 17, 2011 among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and David West	10-K	10.82	July 15, 2011

10.3**	Restricted Stock Award Agreement made effective as of June 17, 2011 among Blue Acquisition Group, Inc. and David West	10-K	10.83	July 15, 2011

10.4**	Form of Stock Option Agreement dated as of June 17, 2011 by and between Blue Acquisition Group, Inc. and Chief Executive Officer	10-K	10.84	July 15, 2011

10.5**	Sale Participation Agreement dated June 17, 2011 between Blue Holdings I, L.P. and David West	10-K	10.85	July 15, 2011

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

^32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement
^	furnished herewith

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL MONTE CORPORATION

By:	/s/ DAVID J. WEST
David J. West
Chief Executive Officer and Director

By:	/s/ LARRY E. BODNER
Larry E. Bodner
Executive Vice President and
Chief Financial Officer

Dated: September 12, 2011