Form 10-Q
period 2011-10-30
DEL MONTE CORP
filed 2011-12-12
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ (After the filing on July 15, 2011 of its annual report on Form 10-K for the period ended May 1, 2011 until the effectiveness on November 14, 2011 of its Registration Statement on Form S-4, the Company was a voluntary filer and accordingly has not been subject to the filing requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days. During the preceding 12 months, the Company has filed all reports 1) that would have been required under Section 13 or 15(d) if the Company had been required to make such filings, or 2) that were required under Section 13 or 15(d).)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on December 9, 2011 was 10.

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3

	CONDENSED CONSOLIDATED BALANCE SHEETS –October 30, 2011 (Successor) (unaudited) and May 1, 2011 (Successor)	3

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited) – three and six months ended October 30, 2011 (Successor) and October 31, 2010 (Predecessor)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) – six months ended October 30, 2011 (Successor) and October 31, 2010 (Predecessor)	5

	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II.	OTHER INFORMATION	39

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	42

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	43

ITEM 4.	[REMOVED AND RESERVED]	43

ITEM 5.	OTHER INFORMATION	43

ITEM 6.	EXHIBITS	44

SIGNATURES		45

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	Successor	Successor
	October 30, 2011	May 1, 2011
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$117.5	$205.2
Trade accounts receivable, net of allowance	279.5	201.5
Inventories	1,047.4	766.9
Prepaid expenses and other current assets	114.5	165.4

Total current assets	1,558.9	1,339.0

Property, plant and equipment, net	716.6	731.7
Goodwill	2,139.2	2,124.0
Intangible assets, net	2,799.1	2,828.7
Other assets, net	168.6	180.3

Total assets	$7,382.4	$7,203.7

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable and accrued expenses	$675.9	$486.7
Short-term borrowings	4.8	8.6
Current portion of long-term debt	27.0	20.3

Total current liabilities	707.7	515.6

Long-term debt	3,960.1	3,973.1
Deferred tax liabilities	949.5	969.1
Other non-current liabilities	302.3	260.5

Total liabilities	5,919.6	5,718.3

Stockholder's equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	$—	$—
Additional paid-in capital	1,577.3	1,584.4
Accumulated other comprehensive income	0.4	5.5
Retained earnings (accumulated deficit)	(114.9)	(104.5)

Total stockholder's equity	1,462.8	1,485.4

Total liabilities and stockholder's equity	$7,382.4	$7,203.7

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(in millions)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net sales	$994.3	$940.9	$1,770.5	$1,745.5
Cost of products sold	712.3	631.4	1,266.7	1,169.3

Gross profit	282.0	309.5	503.8	576.2
Selling, general and administrative expense	174.9	161.5	347.4	308.8

Operating income	107.1	148.0	156.4	267.4
Interest expense	63.1	20.0	125.7	39.7
Other (income) expense	18.1	(2.0)	48.4	1.6

Income (loss) from continuing operations before income taxes	25.9	130.0	(17.7)	226.1
Provision (benefit) for income taxes	8.7	48.9	(7.3)	85.1

Income (loss) from continuing operations	17.2	81.1	(10.4)	141.0

Loss from discontinued operations before income taxes	—	—	—	(0.2)
Provision for income taxes	—	—	—	0.3

Loss from discontinued operations	—	—	—	(0.5)

Net income (loss)	$17.2	$81.1	$(10.4)	$140.5

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Successor	Predecessor
	Six Months Ended
	October 30, 2011	October 31, 2010
Operating activities:
Net income (loss)	$(10.4)	$140.5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	74.1	47.7
Deferred taxes	(10.8)	27.3
Loss on asset disposals	1.7	1.0
Stock compensation expense	2.6	6.9
Excess tax benefits from stock-based compensation	—	(3.8)
Unrealized loss on derivative financial instruments	44.5	4.6
Changes in operating assets and liabilities	(146.9)	(312.7)

Net cash used in operating activities	(45.2)	(88.5)

Investing activities:
Capital expenditures	(33.2)	(33.6)
Merger, net of cash acquired	(3.0)	—

Net cash used in investing activities	(36.2)	(33.6)

Financing activities:
Proceeds from short-term borrowings	4.4	389.8
Payments on short-term borrowings	(8.2)	(173.5)
Principal payments on long-term debt	(6.8)	(15.0)
Dividends paid	—	(27.5)
Issuance of common stock	—	17.2
Capital contribution, net	1.0	—
Purchase of treasury stock	—	(100.0)
Taxes remitted on behalf of employees for net share settlement of stock awards	—	(5.9)
Excess tax benefits from stock-based compensation	—	3.8

Net cash provided by (used in) financing activities	(9.6)	88.9

Effect of exchange rate changes on cash and cash equivalents	3.3	(0.3)
Net change in cash and cash equivalents	(87.7)	(33.5)
Cash and cash equivalents at beginning of period	205.2	53.7

Cash and cash equivalents at end of period	$117.5	$20.2

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 30, 2011

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

As a result of the Merger, the Company applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Periods presented prior to March 8, 2011 represent the operations of the predecessor company (“Predecessor”) and periods presented after March 8, 2011 represent the operations of the successor company (“Successor”). Black lines separate the Successor’s financial statements from that of the Predecessor since the financial statements are not comparable as a result of the application of acquisition accounting and changes in the Company’s capital structure resulting from the Merger. The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 30, 2011 and October 31, 2010 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 30, 2011 and October 31, 2010 each reflect periods that contain 26 weeks.

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

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 30, 2011 and for the three and six months ended October 30, 2011 and October 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 30, 2011 are not necessarily indicative of the results expected for the fiscal year ending April 29, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K (“2011 Annual Report”).

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This new accounting pronouncement is effective for the Company beginning in the first quarter of fiscal 2013. The adoption of this standard will not impact the Company’s financial results. The Company is assessing the potential impact of this new standard on the disclosure in the Company’s future consolidated financial statements.

In September 2011, FASB issued an Accounting Standards Update which will require additional qualitative and quantitative disclosures for multiemployer pension plans, including a plan’s funded status if it is readily available. This new accounting pronouncement is effective for the Company beginning in the fourth quarter of fiscal 2012. The adoption of this standard will require expanded disclosures in the notes to the Company’s consolidated financial statements but will not impact its financial results.

In September 2011, the FASB issued an Accounting Standards Update that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance is effective for the Company beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard will not impact the Company’s financial results.

Note 3. Employee Stock Plans

See Note 10 of the 2011 Annual Report for a description of the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates (the “2011 Plan”). The 2011 Plan provides for the grant of stock options and other stock based awards to key service providers of Parent and its affiliates, including the Company.

The fair value for service-based stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for service-based options granted during the six months ended October 30, 2011 and October 31, 2010:

	Successor	Predecessor
	Six Months Ended
	October 30, 2011	October 31, 2010
Expected life (in years)	6.5	6.0
Expected volatility	45.0%	29.4%
Risk-free interest rate	2.1%	1.7%
Dividend yield	0.0%	2.4%

The fair value of performance-based options granted during the six months ended October 30, 2011 was based on an option pricing model. Weighted average key inputs are an expected life of 7.5 years, expected volatility of 40% and a risk-free rate of 2.04%.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 1, 2011	15,647,164	$2.75	9,385,492	$1.25
Granted	7,600,000	6.32
Forfeited	(345,218)	5.00
Exercised	—	—

Balance at October 30, 2011	22,901,946	$3.90	9,385,492	$1.25

As of October 30, 2011, the weighted average remaining contractual life of options outstanding was 8.7 years.

During the six months ended October 30, 2011, Parent also granted 1,366,199 shares of restricted common stock with a fair value and purchase price of $5.00 per share. The restricted shares generally vest over three years from the employee’s anniversary date of hire. During the six months ended October 30, 2011, Parent also granted 200,000 shares of restricted common stock with a fair value and purchase price of $5.00 per share which were immediately vested.

Note 4. Inventories

The Company’s inventories consist of the following (in millions):

	Successor	Successor
	October 30, 2011	May 1, 2011
Inventories:
Finished products	$947.0	$613.4
Raw materials and in-process materials	44.6	44.3
Packaging materials and other	55.0	109.2
LIFO reserve	0.8	—

Total inventories	$1,047.4	$766.9

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	Successor	Successor
	October 30, 2011	May 1, 2011
Goodwill	$2,139.2	$2,124.0

Non-amortizable intangible assets:
Trademarks	$1,871.6	$1,871.6

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	881.8

	959.0	964.1
Accumulated amortization	(31.5)	(7.0)

Amortizable intangible assets, net	927.5	957.1

Intangible assets, net	$2,799.1	$2,828.7

As of October 30, 2011, the Company’s goodwill was comprised of $1,994.4 million related to the Pet Products segment and $144.8 million related to the Consumer Products segment. As of May 1, 2011, the Company’s goodwill was comprised of $1,980.2 million related to the Pet Products segment and $143.8 million related to the Consumer Products segment.

Amortization expense for the three and six months ended October 30, 2011 was $12.3 million and $24.5 million, respectively, and $1.8 million and $3.1 million for the three and six months ended October 31, 2010, respectively. The Company expects to recognize $24.5 million of amortization expense during the remainder of fiscal 2012. The following table presents expected amortization of intangible assets as of October 30, 2011, for each of the five succeeding fiscal years (in millions):

2013	$49.0
2014	48.8
2015	48.8
2016	48.6
2017	48.2

Note 6. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following (in millions):

	Successor	Successor
	October 30, 2011	May 1, 2011
Accounts payable and accrued expenses:
Accounts payable – trade	$267.6	$157.3
Accrued marketing and trade promotion	70.3	70.4
Accrued payroll and related costs	29.4	51.1
Accrued interest	32.5	30.1
Current portion of pension liability	18.1	29.7
Other current liabilities	258.0	148.1

Total accounts payable and accrued expenses	$675.9	$486.7

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Note 7. Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated (in millions):

	Successor	Successor
	October 30, 2011	May 1, 2011
Short-term borrowings:
Revolver	$—	$—
Other	4.8	8.6

Total short-term borrowings	$4.8	$8.6

Long-term debt:
Term B Loans	$2,693.2	$2,700.0
7.625% Senior Notes	1,300.0	1,300.0

	3,993.2	4,000.0
Less unamortized discount	6.1	6.6
Less current portion	27.0	20.3

Total long-term debt	$3,960.1	$3,973.1

During the six months ended October 30, 2011, the Company did not borrow or repay any amount under its senior secured asset-based revolving facility (“ABL Facility”). As of October 30, 2011, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $38.2 million and the net availability under the ABL Facility was $651.8 million. The Company is required to pay a commitment fee at an initial rate of 0.500% per annum in respect of the unutilized commitments thereunder. The commitment fee rate may be reduced to 0.375% depending on the amount of excess availability under the ABL Facility. The Company must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

Pursuant to the terms of a registration rights agreement, the Company is obligated, among other things, to use commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer (the “Exchange Offer”) to exchange the 7.625% Senior Notes for freely tradable notes having substantially identical terms as the 7.625% Senior Notes. Under certain circumstances, in lieu of a registered exchange offer, the Company is obligated to file a shelf registration statement with the SEC with respect to the resale of the 7.625% Senior Notes. In the event that the Exchange Offer is not consummated (or, as applicable the shelf registration statement is not declared effective) on or prior to the 365th day from the issue date of the 7.625% Senior Notes, the annual interest rate borne by the 7.625% Senior Notes will be increased by 0.25%. The annual interest rate on the 7.625% Senior Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate described above. If the registration default is corrected, the applicable interest rate on such 7.625% Senior Notes will revert to the original level. The Exchange Offer was launched on November 14, 2011 and is currently expected to be completed in mid-December 2011.

As of October 30, 2011 and May 1, 2011, the fair value of the Company’s 7.625% Senior Notes were $1,235.0 million and $1,332.5 million, respectively. As of October 30, 2011, the book value of the Company’s floating rate debt instruments approximates fair value.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Maturities

The Company is scheduled to pay $13.5 million of its long-term debt during the remainder of fiscal 2012. As of October 30, 2011, scheduled maturities of long-term debt for each of the five succeeding fiscal years (representing debt under the Term B Loans and 7.625% Senior Notes) are as follows (in millions) 1:

2013	$27.0
2014	27.0
2015	27.0
2016	27.0
2017	27.0
Thereafter	3,844.7

[1]	Does not include any excess cash flow or other principal prepayments that may be required under the terms of the Senior Secured Term Loan Agreement, as described in the 2011 Annual Report.

Restrictive and Financial Covenants

The Senior Secured Term Loan Credit Facility, ABL Facility and the indenture related to the 7.625% Senior Notes contain restrictive covenants that limit the Company’s ability and the ability of its subsidiaries to take certain actions. See Note 7 of the 2011 Annual Report for additional information regarding the covenants.

Note 8. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates. As of October 30, 2011, all of the Company’s derivative contracts were economic hedges.

Interest Rates: The Company’s debt primarily consists of floating rate term loans and fixed rate notes. The Company maintains its floating rate revolver for flexibility to fund seasonal working capital needs and for other uses of cash. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On April 12, 2011, DMFC entered into interest rate swaps with a total notional amount of $900.0 million, as the fixed rate payer. The interest rate swaps fix LIBOR at 3.029% for the term of the swaps. The swaps have an effective date of September 4, 2012 and a maturity date of September 1, 2015. On August 13, 2010, the Company entered into an interest rate swap, with a notional amount of $300.0 million, as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $2.8 million and non-current liabilities of $53.9 million at October 30, 2011. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $3.2 million and non-current liabilities of $14.0 million at May 1, 2011.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounted for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. On October 30, 2011, the fair values of the Company’s commodities hedges were recorded as current assets of $1.3 million and current liabilities of $5.6 million. The fair values of the Company’s commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million at May 1, 2011.

The notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	Successor	Successor
	October 30, 2011	May 1, 2011
Commodity contracts	$185.2	$71.2

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. As of October 30, 2011, the fair values of the Company’s foreign currency hedges were recorded as current assets of $1.2 million. As of May 1, 2011, the fair values of the Company’s foreign currency hedges were recorded as current assets of $3.0 million and current liabilities of $1.0 million.

The notional amounts of the Company’s foreign currency derivative contracts as of the dates indicated (in millions):

	Successor	Successor
	October 30, 2011	May 1, 2011
Contract amount (Mexican pesos)	$61.8	$20.0
Contract amount ($CAD)	18.1	15.3

Fair Value of Derivative Instruments:

The fair value of derivative instruments (all of which are not designated as hedging instruments) recorded in the Condensed Consolidated Balance Sheet as of October 30, 2011 was as follows (in millions):

	Asset derivatives		Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$53.9
Interest rate contracts	Prepaid expenses and other current assets	—	Accounts payable and accrued expenses	2.8
Commodity and other contracts	Prepaid expenses and other current assets	1.3	Accounts payable and accrued expenses	5.6
Foreign currency exchange contracts	Prepaid expenses and other current assets	1.2	Accounts payable and accrued expenses	—

Total		$2.5		$62.3

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

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

The effect of the Company’s economic hedges on other (income) expense for the three and six months ended October 30, 2011 in the Condensed Consolidated Statements of Income (Loss) was as follows (in millions):

	Three Months Ended	Six Months Ended
	October 30, 2011	October 30, 2011
Interest rate contracts	$12.0	$41.1
Commodity and other contracts	3.6	4.2
Foreign currency exchange contracts	0.2	0.1

	$15.8	$45.4

The effect of derivative instruments recorded for the three and six months ended October 31, 2010 in the Condensed Consolidated Statements of Income (Loss) was as follows (in millions):

	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
Derivatives in cash flow hedging relationships	October 31, 2010	October 31, 2010		October 31, 2010	October 31, 2010		October 31, 2010	October 31, 2010
Interest rate contracts	$(2.9)	$(2.9)	Interest expense	$—	$—	N/A	$—	$—
Commodity and other contracts	10.3	13.0	Cost of products sold	2.4	2.8	Other income (expense)	(0.2)[1]	(4.9)[1]
Foreign currency exchange contracts	0.1	(1.0)	Cost of products sold	0.8	1.5	Other income (expense)	0.3	0.3

Total	$7.5	$9.1		$3.2	$4.3		$0.1	$(4.6)

[1]	Includes a gain of $0.6 million and a loss of $4.3 million for the three and six months ended October 31, 2010, respectively, for the commodity contracts not designated as hedging instruments.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

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

The Company uses interest rate swaps, commodity contracts and forward foreign currency exchange contracts to hedge market risks relating to possible adverse changes in interest rates, commodity prices, diesel fuel prices and foreign exchange rates.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Successor
	Level 1		Level 2		Level 3
Description	October 30, 2011	May 1, 2011	October 30, 2011	May 1, 2011	October 30, 2011	May 1, 2011
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	0.6	7.5	0.7	0.5	—	—
Foreign currency exchange contracts	—	—	1.2	3.0	—	—

Total	$0.6	$7.5	$1.9	$3.5	$—	$—

Liabilities
Interest rate contracts	$—	$—	$56.7	$17.2	$—	$—
Commodity and other contracts	4.0	2.2	1.6	—	—	—
Foreign currency exchange contracts	—	—	—	1.0	—	—

Total	$4.0	$2.2	$58.3	$18.2	$—	$—

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

The book value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair value of the Company’s senior notes and long-term debt are discussed in Note 7.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Note 10. Comprehensive Income (Loss)

The following table reconciles net income (loss) to comprehensive income (loss) (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net income (loss)	$17.2	$81.1	$(10.4)	$140.5

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.7)	0.2	(0.8)	(0.1)
Pension and other postretirement employee benefit adjustments	0.1	—	(4.3)	—
Income on cash flow hedging instruments, net of tax	—	1.5	—	1.7

Total other comprehensive income (loss)	(0.6)	1.7	(5.1)	1.6

Comprehensive income (loss)	$16.6	$82.8	$(15.5)	$142.1

Note 11. Other (Income) Expense

The components of other (income) expense are as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Loss (gain) on hedging contracts	$15.8	$(0.1)	$45.4	$4.6
Foreign currency transaction loss (gain)	1.8	(2.0)	2.2	(3.3)
Other	0.5	0.1	0.8	0.3

Other (income) expense	$18.1	$(2.0)	$48.4	$1.6

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Note 12. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. See Note 11 of the 2011 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three and six months ended October 30, 2011 and October 31, 2010, respectively, are as follows (in millions):

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended				Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.4	$3.5	$0.4	$0.4	$6.8	$7.0	$0.8	$0.8
Interest cost on projected benefit obligation	5.7	5.7	2.1	2.1	11.5	11.5	4.2	4.2
Expected return on plan assets	(8.1)	(7.6)	—	—	(16.3)	(15.1)	—	—
Amortization of prior service cost/(credit)	—	0.3	—	(2.1)	—	0.5	—	(4.2)
Amortization of loss	—	1.0	—	—	—	1.9	—	—

Net periodic benefit cost	$1.0	$2.9	$2.5	$0.4	$2.0	$5.8	$5.0	$0.8

As of October 30, 2011, the Company had made qualified pension plan contributions of $15.0 million in fiscal 2012 and does not plan to make any further contributions for the remainder of fiscal 2012.

Note 13. Legal Proceedings

Shareholder Litigation Involving the Company

Following the announcement of the Merger, fifteen putative class action lawsuits (the “Shareholder Cases”) relating to the Transactions were filed against DMFC, certain of its now-former officers and directors, and other parties including (in certain cases) Blue Sub.

Two previously disclosed cases, which were among the original fifteen Shareholder Cases arising from the Transactions, were voluntarily dismissed on June 6, 2011:

•

Heintz v. Wolford, et al. The Heintz case was filed by Sarah P. Heintz on behalf of herself and a putative class of shareholders against each of the now-former directors of DMFC (together, the “Directors”), DMFC, Parent and Blue Sub on December 20, 2010 in the United States District Court, Northern District of California; and

•

Faulkner v. Wolford, et al. The Faulkner case was filed by Dallas Faulkner on behalf of himself and a putative class of shareholders against the Directors, DMFC, Parent and Blue Sub on January 21, 2011 in the United States District Court, Northern District of California.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

In addition, plaintiffs in two other previously disclosed cases, which were also among the original fifteen Shareholder Cases arising from the Transactions, filed requests for dismissal on March 4, 2011 and June 13, 2011, respectively:

•

Sinor v. Wolford, et al. The Sinor case was filed by James Sinor on behalf of himself and a putative class of shareholders against DMFC, the Directors, KKR, Vestar, Centerview (named as Centerview Partners; together with KKR and Vestar, the “Sponsor Defendants”), Parent and Blue Sub on December 1, 2010 in Superior Court in San Francisco, California; and

•

Kaiman v. Del Monte Foods Co., et al. The Kaiman case was filed by Libby Kaiman on behalf of herself and a putative class of shareholders against DMFC, the Directors, the Sponsor Defendants, Parent and Blue Sub on December 1, 2010 in Superior Court in San Francisco, California.

As a result of the voluntary dismissals and orders consolidating other shareholder cases, only two of the original fifteen Shareholder Cases arising from the Transactions remained pending as of October 30, 2011:

•

In re Del Monte Foods Company Shareholders Litigation (the “Delaware Shareholder Case”). The Delaware Shareholder Case was filed in the Delaware Court of Chancery and consolidated with other related cases filed in the same court. The latest complaint filed in the case asserted claims on behalf of lead Plaintiff NECA-IBEW Pension Fund and a putative class of shareholders against the Directors, DMFC’s former Chief Executive Officer in his capacity as such, Barclays Capital, Inc. (“Barclays”), the Sponsor Defendants, Parent, Blue Sub and DMC, which was joined as a defendant in the litigation as successor in interest to DMFC (together, the “Defendants”); and

•

Franklin v. Del Monte Foods Co., et al. The Franklin case was filed by Elisa J. Franklin on behalf of herself and a putative class of shareholders against the Directors, DMFC and the Sponsor Defendants on December 10, 2010 in Superior Court in San Francisco, California. On February 28, 2011, the Court in the Franklin case granted the motion of DMFC and the Directors to stay the proceeding pending resolution of the Delaware Shareholder Case.

The plaintiff in the Delaware Shareholder Case alleged that the Directors breached their fiduciary duties to the stockholders by agreeing to sell DMFC at a price that was unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement. The plaintiff further alleged that the Sponsor Defendants, Parent, Blue Sub and Barclays aided and abetted the Directors’ alleged breaches of fiduciary duties. In addition, the plaintiff asserted a claim for breach of fiduciary duty against the former Chief Executive Officer of DMFC in his capacity as an officer. The plaintiff also alleged that the Sponsor Defendants violated certain Confidentiality Agreements with DMFC, and that Barclays induced the Sponsor Defendants to violate the Confidentiality Agreements, committing tortious interference with contract. The plaintiff in the Franklin case asserted similar claims against the Directors, alleging that they breached their fiduciary duties of care and loyalty by, among other acts, agreeing to sell DMFC at an inadequate price, running an ineffective sale process that relied on conflicted financial advisors, agreeing to preclusive deal protection measures, and pursuing the transaction for their own financial ends. The plaintiff in the Franklin case also asserted claims against the Sponsor Defendants and DMFC for aiding and abetting these alleged breaches of fiduciary duty.

Each of the complaints sought injunctive relief, rescission of the Merger Agreement, compensatory damages, and attorneys’ fees.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

Following the closing of the Merger, on March 25, 2011, the plaintiff in the Delaware Shareholder Case filed an application for an interim attorneys’ fee award in the amount of $12 million. On June 27, 2011, the Court of Chancery awarded the plaintiff’s attorneys an interim fee award in the amount of $2.75 million for the supplemental disclosures that DMFC made in connection with the Merger. The Court of Chancery deferred decision regarding the balance of the fee application, which sought fees in connection with the preliminary injunction and suspension of deal protections.

On July 27, 2011, the Court of Chancery issued an order adding the Company as a defendant to the Delaware Shareholder Case and ordering the Company to pay the $2.75 million interim attorney fee award. The Company paid the $2.75 million interim fee award in August 2011.

On October 6, 2011, the lead plaintiff in the Delaware Shareholder Case and the Defendants submitted a Stipulation and Agreement of Compromise and Settlement to the Delaware Court of Chancery (the “Proposed Settlement”).

On December 1, 2011, after settlement class members were given notice of the Proposed Settlement and an opportunity to file written objections, the Court of Chancery conducted a fairness hearing on the Proposed Settlement and entered an Order and Final Judgment approving the Proposed Settlement (as approved, the “Settlement”). In approving the Settlement, the Court of Chancery certified a mandatory, non-opt-out settlement class of certain former shareholders of DMFC, and granted the Defendants a release which extinguished all claims of the settlement class arising out of or relating to the Merger, including claims asserted in the Franklin case and all other Shareholder Cases, in exchange for a total payment of $89.4 million (inclusive of $22.3 million of fees and expenses awarded to plaintiffs’ counsel by the Court of Chancery and of costs of notifying the settlement class and administering claims). In connection with the Settlement, the Company agreed to pay $65.7 million into an escrow account to fund the Settlement, consisting of (1) the financial contribution to the Settlement and (2) the payment of previously unpaid Merger-related fees being contributed to the Settlement. On December 7, 2011, the Company paid $65.5 million into the escrow account ($0.2 million having previously been paid). As of October 30, 2011, the Company had accrued in accounts payable and accrued expenses this $65.5 million. The Company entered into the Settlement to eliminate the uncertainties, burden, and expense of further litigation. In the Settlement, the Company, together with the other Defendants, denied all allegations of wrongdoing, and the Court of Chancery’s Order and Final Judgment approving the Settlement provides that it does not constitute an admission of wrongdoing by any Defendant.

The Order and Final Judgment approving the Settlement remains subject to appeal. The parties have the right to terminate the Settlement if the judgment is modified or reversed in any material respect on appeal. There can be no guarantee that the Settlement will not be modified or reversed upon appeal.

In the event of a successful appeal of the court’s order approving the Settlement, the actual costs of resolving the Shareholder Cases may be substantially higher or lower than the amount the Company has paid to date. In such case, the amount that the Company may ultimately be responsible for in connection with the Shareholder Cases may vary based on a number of factors, including, final settlement or award amounts, the allocation of such amounts among the various parties to the litigation, insurance coverage and resolution with its carriers, indemnification obligations, the discovery of new or additional facts that impact the strength or weakness of the parties’ claims and defenses and other factors. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability in such case.

The Company has $50 million of director and officer insurance coverage for the Company and the former directors and officers of DMFC. The insurers have reserved their rights with respect to coverage and have not agreed at this point that coverage is available for losses the Company has sustained as a result of the Shareholder Cases or the settlement in the Delaware Shareholder Case. Notwithstanding the Settlement, the Company continues to have certain indemnification obligations relating to the Merger, including the obligation to pay certain outstanding legal fees and expenses, subject to limitations under applicable law or contract.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

SEC Investigation

On February 18, 2011, the SEC directed the Company to preserve documents and records relating to recent potential or actual business combinations and preparation of DMFC’s proxy statement relating to the Transactions. On March 4, 2011 the SEC requested that the Company voluntarily produce certain documents and records, which the Company has done on an ongoing basis. On May 23, 2011, the Company received a subpoena from the SEC requesting the same documents. The Company is continuing to cooperate with the SEC in its investigation. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

Commercial Litigation Involving the Company

On September 28, 2011, a complaint was filed against the Company by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6, et seq. (commonly known as “Proposition 65”). Specifically, the plaintiff alleges that the Company violated Proposition 65 by distributing certain pear, peach and fruit cocktail products without providing warnings required by Proposition 65. The plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. The Company cannot at this time estimate a range of exposure, if any, of the potential liability.

On December 17, 2010, a putative class action complaint was filed against the Company by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleges that the Company engaged in false and misleading representation of certain of the Company’s canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs seek certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. On April 19, 2011, the U.S. Judicial Panel on Multidistrict Litigation issued an order consolidating Littlefield with several similar consumer class actions filed in other jurisdictions (in which the Company is not a defendant) in U.S. District Court for the District of Massachusetts. On July 29, 2011, the Company filed a motion to dismiss plaintiff’s complaint. A hearing on this motion was held November 18, 2011. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against the Company, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The court signed an order dismissing those claims on December 28, 2010. The Company and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011. The notice period is now closed, and 53 plaintiffs have opted in to the lawsuit. As of October 30, 2011, the Company has accrued an amount equal to the current estimate of its exposure in this matter. Given the inherent uncertainty associated with legal matters, the actual cost of resolving this putative class action may be substantially higher or lower than the estimated accrual.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

On October 14, 2008, Fresh Del Monte filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of the Company’s products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about the Company’s refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and is vigorously defending itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleges, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, the Company filed an opposition to that motion. At a hearing on August 11, 2011, the Court denied Fresh Del Monte’s motion for partial summary judgment. A trial date has been tentatively scheduled for March 26, 2012. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

Other

The Company is also involved from time to time in various legal proceedings incidental to the Company’s business, including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which the Company caries insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, the Company is involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these legal proceedings will have a material adverse effect on its financial position.

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

The Company’s chief operating decision-maker, its CEO, reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income, by operating segment, for purposes of making decisions about resources to be allocated and assessing financial performance. The chief operating decision-maker reviews assets of the Company on a consolidated basis only. The accounting policies of the individual operating segments are the same as those of the Company.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 30, 2011

(unaudited)

The following table presents financial information about the Company’s reportable segments (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net sales:
Pet Products	$469.6	$433.2	$891.6	$860.5
Consumer Products	524.7	507.7	878.9	885.0

Total	$994.3	$940.9	$1,770.5	$1,745.5

Operating income:
Pet Products	$79.5	$92.7	$135.7	$191.4
Consumer Products	51.6	74.4	66.0	108.7
Corporate (1)	(24.0)	(19.1)	(45.3)	(32.7)

Total	107.1	148.0	156.4	267.4
Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	63.1	20.0	125.7	39.7
Other (income) expense	18.1	(2.0)	48.4	1.6

Income (loss) from continuing operations before income taxes	$25.9	$130.0	$(17.7)	$226.1

(1)	Corporate represents expenses not directly attributable to reportable segments.

Note 15. Related Party Transactions

See Note 16 of the 2011 Annual Report for a description of the Company’s related party transactions. As of October 30, 2011, there was a payable of $1.9 million due to the managers related to the monitoring agreement, a payable of $0.1 million to Capstone Consulting LLC for consulting services and a payable of $0.4 million to a third party for legal services on behalf of the Sponsors pursuant to the indemnification agreement described in the 2011 Annual Report, which amounts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

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

Key Performance Indicators

The following table sets forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	$1,.5	$1,.5	$1,.5	$1,.5	$1,.5	$1,.5
	Successor	Predecessor
	Three Months Ended
	October 30, 2011	October 31, 2010	Change	% Change	Volume (a)	Rate (b)
Net sales	$994.3	$940.9	$53.4	5.7%	3.5%	2.2%
Cost of products sold	712.3	631.4	80.9	12.8%	4.1%	8.7%

Gross profit	282.0	309.5	(27.5)	(8.9%)
Selling, general and administrative expense (“SG&A”)	174.9	161.5	13.4	8.3%

Operating income	$107.1	$148.0	$(40.9)	(27.6%)

Gross margin	28.4%	32.9%
SG&A as a % of net sales	17.6%	17.2%
Operating income margin	10.8%	15.7%

	Successor	Predecessor
	Six Months Ended
	October 30, 2011	October 31, 2010	Change	% Change	Volume (a)	Rate (b)
Net sales	$1,770.5	$1,745.5	$25.0	1.4%	0.0%	1.4%
Cost of products sold	1,266.7	1,169.3	97.4	8.3%	0.7%	7.6%

Gross profit	503.8	576.2	(72.4)	(12.6%)
Selling, general and administrative expense (“SG&A”)	347.4	308.8	38.6	12.5%

Operating income	$156.4	$267.4	$(111.0)	(41.5%)

Gross margin	28.5%	33.0%
SG&A as a % of net sales	19.6%	17.7%
Operating income margin	8.8%	15.3%

Adjusted EBITDA, in millions:

Three months ended October 30, 2011 (c)	$158.9
Three months ended October 31, 2010 (c)	172.1
Six months ended October 30, 2011 (c)	260.1
Six months ended October 31, 2010 (c)	319.9
Trailing twelve months ended October 30, 2011 (c)	601.2

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Executive Overview

In the second quarter of fiscal 2012, we had net sales of $994.3 million, operating income of $107.1 million and net income of $17.2 million, compared to net sales of $940.9 million, operating income of $148.0 million and net income of $81.1 million in the second quarter of the twelve months ended May 1, 2011. Adjusted EBITDA was $158.9 million for the three months ended October 30, 2011 and $172.1 million for the three months ended October 31, 2010. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales increased by 5.7% driven by unit volume growth primarily from new product sales in our Pet Products segment and increased lower margin non-retail sales in our Consumer Products segment, as well as net pricing (pricing net of trade spending) in both the Pet Products and Consumer Products segments. Lower sales of existing products in our Pet Products segment, primarily lower margin products, partially offset the increase in net sales.

Operating income for the quarter decreased 27.6% as compared to the year-ago quarter. The decrease in operating income was driven primarily by increased ingredient and packaging costs, severance-related costs in connection with changes to our corporate organization, increased amortization expense related to intangibles resulting from the Merger and other Merger-related expenses, partially offset by decreased marketing spending. Marketing expense for fiscal 2012 is expected to be lower than marketing expense in the twelve months ended May 1, 2011, primarily reflecting a shift to fund trade promotions in response to the current competitive environment in both our Pet Products and Consumer Products segments.

Adjusted EBITDA decreased 7.7% as compared to the year-ago quarter. The drivers of the decline in Adjusted EBITDA are similar to those for operating income, except for SG&A. In calculating Adjusted EBITDA, SG&A is lower year-over-year because it does not include the severance-related expenses, amortization of intangibles and other expenses related to the Merger.

At October 30, 2011, our total debt was $3,998.0 million primarily driven by higher debt balances resulting from the Merger. Interest expense increased $43.1 million in the three months ended October 30, 2011 compared to the three months ended October 31, 2010, primarily driven by higher debt balances.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 30, 2011, compared to the results for the three and six months ended October 31, 2010.

Net sales

	Successor	Predecessor
	Three Months Ended
	October 30, 2011	October 31, 2010	Change	% Change	Volume (a)	Rate (b)
	(in millions)	(in millions, except percentages)
Net sales
Pet Products	$469.6	$433.2	$36.4	8.4%	4.6%	3.8%
Consumer Products	524.7	507.7	17.0	3.3%	2.4%	0.9%

Total	$994.3	$940.9	$53.4	5.7%

	Successor	Predecessor
	Six Months Ended
	October 30, 2011	October 31, 2010	Change	% Change	Volume (a)	Rate (b)
	(in millions)	(in millions, except percentages)
Net sales
Pet Products	$891.6	$860.5	$31.1	3.6%	1.0%	2.6%
Consumer Products	878.9	885.0	(6.1)	(0.7%)	(1.0%)	0.3%

Total	$1,770.5	$1,745.5	$25.0	1.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $53.4 million, or 5.7%, for the three months ended October 30, 2011 compared to the three months ended October 31, 2010. The increase was driven by volume growth primarily from new product sales in our Pet Products segment and increased lower margin non-retail and tomato sales in our Consumer Products segment, as well as net pricing in both the Pet Products and Consumer Products segments. Lower sales of existing products in our Pet Products segment, primarily lower margin products, partially offset the increase in net sales.

Net sales increased by $25.0 million, or 1.4%, for the six months ended October 30, 2011 compared to the six months ended October 31, 2010. The increase was driven by volume growth primarily from new product sales in our Pet Products segment, as well as net pricing in both the Pet Products and Consumer Products segments. Lower sales of existing products in our Pet Products segment and lower volumes resulting from elasticity (the volume decline associated with price increases) primarily in our Consumer Products segment partially offset the increase in net sales.

Net sales in our Pet Products segment were $469.6 million for the three months ended October 30, 2011, an increase of $36.4 million, or 8.4%, compared to $433.2 million for the three months ended October 31, 2010. This increase was primarily driven by new product volume and net pricing, partially offset by lower sales volume of existing products.

Net sales in our Pet Products segment were $891.6 million for the six months ended October 30, 2011, an increase of $31.1 million, or 3.6%, compared to $860.5 million for the six months ended October 31, 2010. This increase was primarily driven by new product volume and net pricing, partially offset by lower sales volume of existing products.

Net sales in our Consumer Products segment were $524.7 million for the three months ended October 30, 2011, an increase of $17.0 million, or 3.3%, compared to $507.7 million for the three months ended October 31, 2010. This increase was primarily driven by higher sales of existing lower margin non-retail and tomato products and South American sales, as well as net pricing. This increase was partially offset by decreased volume due to price elasticity.

Net sales in our Consumer Products segment were $878.9 million for the six months ended October 30, 2011, a decrease of $6.1 million, or 0.7%, compared to $885.0 million for the six months ended October 31, 2010. This decrease was primarily driven by decreased volume due to price elasticity, partially offset by new product volume and net pricing.

Cost of products sold

Cost of products sold for the three months ended October 30, 2011 was $712.3 million, an increase of $80.9 million, or 12.8%, compared to $631.4 million for the three months ended October 31, 2010. This increase was primarily due to increased volumes, as well as increased ingredient costs in our Pet Products segment and increased packaging costs in our Consumer Products segment.

Cost of products sold for the six months ended October 30, 2011 was $1,266.7 million, an increase of $97.4 million, or 8.3%, compared to $1,169.3 million for the six months ended October 31, 2010. This increase was primarily due to increased ingredient costs in our Pet Products segment and increased packaging costs in our Consumer Products segment.

Gross margin

Our gross margin percentage for the three months ended October 30, 2011 decreased 4.5 points to 28.4% compared to 32.9% for the three months ended October 31, 2010. Gross margin was impacted by a 5.8 margin point decrease related to the higher costs noted above and a 0.2 margin point decrease due to product mix, partially offset by a 1.5 margin point increase due to net pricing.

For the six months ended October 30, 2011 our gross margin percentage decreased 4.5 points to 28.5% compared to 33.0% for the six months ended October 31, 2010. Gross margin was impacted by a 5.1 margin point decrease related to the higher costs noted above and a 0.4 margin point decrease due to product mix, partially offset by a 1.0 margin point increase due to net pricing.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense for the three months ended October 30, 2011 was $174.9 million, an increase of $13.4 million, or 8.3%, compared to $161.5 million for the three months ended October 31, 2010. This increase was primarily driven by $15.0 million in severance-related costs resulting from changes to our corporate organization (affecting both the Pet Products and Consumer Products segments, as well as Corporate) and a $10.5 million increase in amortization expense related to intangibles resulting from the Merger as well as other Merger-related expenses, partially offset by an $11.8 million decrease in marketing costs.

SG&A expense for the six months ended October 30, 2011 was $347.4 million, an increase of $38.6 million, or 12.5%, compared to $308.8 million for the six months ended October 31, 2010. This increase was primarily driven by a $21.4 million increase in amortization expense related to intangibles resulting from the Merger and $15.0 million in severance-related costs resulting from changes to our corporate organization (affecting both the Pet Products and Consumer Products segments, as well as Corporate) as well as increased compensation costs driven primarily by the make-whole payment to our Chief Executive Officer appointed in the first quarter of fiscal 2012 and other Merger-related expenses, partially offset by a $5.3 million decrease in marketing costs.

Operating income

	Successor	Predecessor
	Three Months Ended
	October 30,	October 31,
	2011	2010	Change	% Change
	(in millions)	(in millions, except percentages)
Operating income
Pet Products	$79.5	$92.7	$(13.2)	(14.2%)
Consumer Products	51.6	74.4	(22.8)	(30.6%)
Corporate (1)	(24.0)	(19.1)	(4.9)	(25.7%)

Total	$107.1	$148.0	$(40.9)	(27.6%)

	Successor	Predecessor
	Six Months Ended
	October 30,	October 31,
	2011	2010	Change	% Change
	(in millions)	(in millions, except percentages)
Operating income
Pet Products	$135.7	$191.4	$(55.7)	(29.1%)
Consumer Products	66.0	108.7	(42.7)	(39.3%)
Corporate (1)	(45.3)	(32.7)	(12.6)	(38.5%)

Total	$156.4	$267.4	$(111.0)	(41.5%)

(1)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended October 30, 2011 was $107.1 million, a decrease of $40.9 million, or 27.6%, compared to $148.0 million for the three months ended October 31, 2010. Operating income for the six months ended October 30, 2011 was $156.4 million, a decrease of $111.0 million, or 41.5%, compared to $267.4 million for the six months ended October 31, 2010. These decreases reflect the higher cost of products sold and SG&A expense noted above, partially offset by the higher net sales noted above.

Our Pet Products segment operating income decreased by $13.2 million, or 14.2%, to $79.5 million for the three months ended October 30, 2011 from $92.7 million for the three months ended October 31, 2010. Higher ingredient costs as well as higher amortization and other SG&A expenses contributed to the decline in operating income, partially offset by the increase in net sales and decreased marketing expense.

Our Pet Products segment operating income decreased by $55.7 million, or 29.1%, to $135.7 million for the six months ended October 30, 2011 from $191.4 million for the six months ended October 31, 2010. Higher ingredient costs as well as higher amortization and other SG&A expenses contributed to the decline in operating income, partially offset by the increase in net sales.

Our Consumer Products segment operating income decreased by $22.8 million, or 30.6%, to $51.6 million for the three months ended October 30, 2011 from $74.4 million for the three months ended October 31, 2010. Higher costs (reflecting higher packaging and logistics and other transportation-related costs, as well as higher SG&A expenses) drove the decrease in operating income, partially offset by the increase in net sales.

Our Consumer Products segment operating income decreased by $42.7 million, or 39.3%, to $66.0 million for the six months ended October 30, 2011 from $108.7 million for the six months ended October 31, 2010. Higher costs (reflecting higher packaging and logistics and other transportation-related costs, as well as higher SG&A expenses) drove the decrease in operating income.

Our Corporate expenses increased by $4.9 million, or 25.7%, during the three months ended October 30, 2011 compared to the prior year period. This increase was due to severance-related costs.

Our Corporate expenses increased by $12.6 million, or 38.5%, during the six months ended October 30, 2011 compared to the prior year period. This increase was primarily due to severance-related costs and increased compensation costs driven primarily by the make-whole payment to our Chief Executive Officer appointed in the first quarter of fiscal 2012 and other Merger-related expenses.

Interest expense

Interest expense increased by $43.1 million, or 215.5%, to $63.1 million for the three months ended October 30, 2011 from $20.0 million for the three months ended October 31, 2010. Interest expense increased by $86.0 million, or 216.6%, to $125.7 million for the six months ended October 30, 2011 from $39.7 million for the six months ended October 31, 2010. These increases were primarily driven by higher debt levels due to the Merger.

Other (income) expense

Other expense of $18.1 million for the three months ended October 30, 2011 was comprised primarily of $12.0 million of losses on interest rate swaps. Other income of $2.0 million for the three months ended October 31, 2010 was primarily comprised of gains on foreign currency transactions.

Other expense of $48.4 million for the six months ended October 30, 2011 was comprised primarily of $41.1 million of losses on interest rate swaps. Other expense of $1.6 million for the six months ended October 31, 2010 was comprised primarily of losses on hedging contracts, partially offset by foreign currency transaction gains. As a result of our policy decision to no longer seek hedge accounting for our derivative contracts subsequent to the Merger, we expect other (income) expense to fluctuate from period-to-period.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for the three months ended October 30, 2011 was 33.6% compared to 37.6% for the three months ended October 31, 2010. The change in the effective tax rate for the three month period was primarily due to a change in our estimated annual effective tax rate related to non-deductible severance-related expenses. This lowered the effective tax rate for the three month period due to the pre-tax loss and related cumulative tax benefit for the six month period ended October 30, 2011.

The effective tax rate for continuing operations for the six months ended October 30, 2011 was 41.2% compared to 37.6% for the six months ended October 31, 2010. The change in the effective tax rate for the six month period was primarily due to the non-deductibility of certain Merger-related expenses and a change in state tax law.

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

	Three Months Ended		Six Months Ended		Trailing Twelve Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010	October 30, 2011
Reconciliation:
Operating income	$107.1	$148.0	$156.4	$267.4	$—
Operating income—Quarter ended January 30, 2011	—	—	—	—	145.4
Operating income—January 31, 2011 through March 7, 2011	—	—	—	—	10.4
Operating loss—March 8, 2011 through May 1, 2011	—	—	—	—	(83.9)
Operating income—Quarter ended July 31, 2011	—	—	—	—	49.3
Operating income—Quarter ended October 30, 2011	—	—	—	—	107.1
Adjustments to arrive at EBITDA:
Other income (expense)	(18.1)	2.0	(48.4)	(1.6)	(67.3)
Depreciation and amortization	37.5	24.2	74.1	47.7	128.1
Amortization of debt issuance costs and debt discount[1]	(6.4)	(1.6)	(12.7)	(3.1)	(18.8)

EBITDA	120.1	172.6	169.4	310.4	270.3
Adjustments
Non-cash charges	0.5	0.8	1.7	1.0	33.7
Derivative transactions	9.8	1.3	45.4	10.2	58.9
Non-cash stock based compensation	1.4	3.5	2.6	6.9	41.4
Non-recurring (gains) losses	3.1	(6.6)	6.0	(10.1)	15.1
Merger-related items	3.6	—	10.6	—	129.0
Early extinguishment of debt	—	—	—	—	15.8
Business optimization charges	15.7	—	17.3	—	23.6
Other	4.7	0.5	7.1	1.5	13.4

Adjusted EBITDA	$158.9	$172.1	$260.1	$319.9	$601.2

[1]	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans or repurchases of our debt from time to time (including without limitation through open market transactions). In December 2011, following approval of the proposed settlement of the shareholder litigation arising out of the Merger, we paid approximately $66 million to an escrow settlement fund. If the Court’s approval of the settlement is modified or reversed upon appeal, the actual cash impact of resolving the shareholder litigation may be substantially higher or lower than the $66 million, given the inherent uncertainty associated with legal matters. For additional information regarding the shareholder litigation, including the settlement of the Delaware Court of Chancery matter, see “Part II, Item 1. Legal Proceedings.” In addition, we expect to use approximately $25 million to $30 million of cash over the next twelve months for severance-related costs and the repurchase of Parent common stock from severed employees in connection with changes in our corporate organization (not including $12.9 million of retirement benefits paid thus far in fiscal 2012 to our former CEO and CFO in connection with the Merger). Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver.

As of October 30, 2011, we had made contributions to our qualified pension plan of $15.0 million in fiscal 2012. As of October 31, 2010, we had made contributions to our qualified pension plan of $40.0 million in fiscal 2011. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts for the twelve months ended May 1, 2011 and fiscal 2010. Although our qualified pension plan was overfunded as of May 1, 2011, due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to be fully funded. We currently do not expect to make any further contributions in fiscal 2012.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	Successor	Successor
	October 30,	May 1,
	2011	2011
Short-term borrowings:
Revolver	$—	$—
Other	4.8	8.6

Total short-term borrowings	$4.8	$8.6

Long-term debt:
Term B Loans	2,693.2	2,700.0
7.625% Notes	1,300.0	1,300.0

	3,993.2	4,000.0
Less unamortized discount	6.1	6.6
Less current portion	27.0	20.3

Total long-term debt	$3,960.1	$3,973.1

Description of Indebtedness

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our senior secured term loan credit agreement, our senior secured asset-based revolving credit agreement, our senior notes indenture, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”).

Senior Secured Term Loan Credit Agreement

Our senior secured term loan credit agreement provides for a $2,700.0 million senior secured term loan B facility (with all related loan documents, and as amended from time to time, the “Term Loan Facility”) with a term of seven years.

Loans under the Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.50%) or (ii) a base rate (with a floor of 2.50%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. See “Note 8. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

The Term Loan Facility requires quarterly scheduled principal payments of 0.25% of the outstanding principal (which is currently $6.75 million) per quarter from September 30, 2011 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the senior secured term loan credit agreement. As of October 30, 2011, the amount of outstanding loans under the Term Loan Facility was $2,693.2 million and the blended interest rate payable was 4.62%.

The senior secured term loan credit agreement also requires us to prepay, subject to certain exceptions, outstanding loans under the Term Loan Facility with, among other things:

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

Senior Secured Asset-Based Revolving Credit Agreement

Our senior secured asset-based revolving credit agreement provides for senior secured financing of up to $750 million (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years. We maintain the ABL Facility for flexibility to fund our seasonal working capital needs, which are affected by, among other things, the growing cycle of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the ABL Facility may fluctuate significantly during the year.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility includes a sub-limit for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of October 30, 2011, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $38.2 million and the net availability under the ABL Facility was $651.8 million.

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

Pursuant to the terms of a registration rights agreement, we are obligated, among other things, to use our commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer (the “Exchange Offer”) to exchange the 7.625% Notes for freely tradable notes having substantially identical terms as the 7.625% Notes. Under certain circumstances, in lieu of a registered exchange offer, we are obligated to file a shelf registration statement with the SEC with respect to the resale of the 7.625% Notes. In the event that the Exchange Offer is not consummated (or, as applicable the shelf registration statement is not declared effective) on or prior to the 365th day from the issue date of the 7.625% Notes, the annual interest rate borne by the 7.625% Notes will be increased by 0.25%. The annual interest rate on the 7.625% Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the applicable interest rate described above. If the registration default is corrected, the applicable interest rate on such 7.625% Notes will revert to the original level. The Exchange Offer was launched on November 14, 2011 and is currently expected to be completed in mid-December 2011.

Security Interests and Guarantees

Indebtedness under the Term Loan Facility is generally secured by a first priority lien on substantially all of our assets (except inventories and accounts receivable), and by a second priority lien with respect to inventories and accounts receivable. The ABL Facility is generally secured by a first priority lien on our inventories and accounts receivable and by a second priority lien on substantially all of our other assets. The 7.625% Notes are our senior unsecured obligations and rank senior in right of payment to the existing and future indebtedness and other obligations that expressly provide for their subordination to the 7.625% Notes; rank equally in right of payment to all of the existing and future unsecured indebtedness; are effectively subordinated to all of the existing and future secured debt (including obligations under the Term Loan Facility and ABL Facility described above) to the extent of the value of the collateral securing such debt; and are structurally subordinated to all existing and future liabilities, including trade payables, of the non-guarantor subsidiaries, to the extent of the assets of those subsidiaries.

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

Maturities

The Company is scheduled to pay $13.5 million of its long-term debt during the remainder of fiscal 2012. As of October 30, 2011, scheduled maturities of long-term debt (representing debt under the Term B Loans and 7.625% Notes) are as follows (in millions)1:

2013	$27.0
2014	27.0
2015	27.0
2016	27.0
2017	27.0
Thereafter	3,844.7

[1]	Does not include any excess cash flow or other principal prepayments that may be required under the terms of the senior secured term loan credit agreement, as described above.

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of October 30, 2011. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations.” in our 2011 Annual Report.

Cash Flow

During the six months ended October 30, 2011, our cash and cash equivalents decreased by $87.7 million and during the six months ended October 31, 2010, our cash and cash equivalents decreased by $33.5 million.

	Successor	Predecessor
	Six Months Ended
	October 30, 2011	October 31, 2010
Net cash used in operating activities	$(45.2)	$(88.5)
Net cash used in investing activities	(36.2)	(33.6)
Net cash provided by (used in) financing activities	(9.6)	88.9

Operating Activities. Cash used in operating activities was $45.2 million for the six months ended October 30, 2011, compared to $88.5 million for the six months ended October 31, 2010. This change was primarily driven by favorable working capital due to lower inventory balances attributable to both lower crop yields due to adverse weather and sales of surplus inventories, as well as favorable timing of payables and accrued expenses. In addition, we received a $44.0 million income tax refund in the first quarter of fiscal 2012 which represents a refund of estimated tax payments made during the period from May 3, 2010 through March 7, 2011 and resulted from deductible Merger-related expenses. These increases were partially offset by a decrease in net income of $130.8 million.

Typically, the cash requirements of the Consumer Products segment vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities. Cash used in investing activities was $36.2 million for the six months ended October 30, 2011 and $33.6 million for the six months ended October 31, 2010 and consisted primarily of capital spending. Capital spending for the remainder of fiscal 2012 is expected to approximate $65 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities. Cash used in financing activities for the six months ended October 30, 2011 was $9.6 million compared to cash provided by financing activities of $88.9 million for the six months ended October 31, 2010. During the first six months of fiscal 2012, we made net repayments of $3.8 million on our short-term borrowings, made $6.8 million in payments on long-term debt and received capital contributions from Parent of $1.0 million from the issuance of Parent common stock.

During the six months ended October 31, 2010, we had net borrowings of $216.3 million from short-term borrowings as a result of incurring seasonal borrowings for operations and we made repayments of $15.0 million towards our outstanding term loan principal. During the six months ended October 31, 2010, DMFC repurchased $100.0 million of its common stock, received $17.2 million in proceeds from the issuance of common stock and paid $27.5 million in dividends.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This new accounting pronouncement is effective for us beginning in the first quarter of fiscal 2013. The adoption of this standard will not impact our financial results. We are assessing the potential impact of this new standard on the disclosure in our future consolidated financial statements.

In September 2011, FASB issued an Accounting Standards Update which will require additional qualitative and quantitative disclosures for multiemployer pension plans, including a plan’s funded status if it is readily available. This new accounting pronouncement is effective for us beginning in the fourth quarter of fiscal 2012. The adoption of this standard will require expanded disclosures in the notes to our consolidated financial statements but will not impact our financial results.

In September 2011, the FASB issued an Accounting Standards Update that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance is effective for us beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard will not impact our financial results.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended October 30, 2011 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.2 million which related to prior year activity, of which $3.7 million related to our Pet Products segment, offset by a net increase to the trade promotion liability and decreases in net sales from continuing operations of $2.5 million related to our Consumer Products segment. This adjustment represented less than 1% of our trade promotion expense for the three months ended October 30, 2011. There were no adjustments in the first quarter of fiscal 2012. Our evaluations during the three and six months ended October 31, 2010 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $8.5 million and $10.2 million, respectively, which related to prior year activity, of which $7.0 million and $8.5 million for the three and six months ended October 31, 2010, respectively, related to our Consumer Products segment and $1.5 million and $1.7 million for the three and six months ended October 31, 2010, respectively, related to our Pet Products segment. This adjustment represented approximately 3% and approximately 4% of our trade promotion expense for the three and six months ended October 31, 2010, respectively.

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

We did not recognize any impairment charges for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three and six months ended October 30, 2011 and October 31, 2010. While we currently believe the fair value of all of our intangible assets exceeds book value, materially different assumptions regarding future performance and discount rates could result in future impairment losses.

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

During the three and six months ended October 30, 2011, we recognized expense for our qualified DB plan of $1.0 million and $2.0 million, respectively, and other benefits expense of $2.5 million and $5.0 million, respectively. Our remaining fiscal 2012 pension expense for our qualified DB plan is currently estimated to be approximately $1.9 million and other benefits expense is currently estimated to be approximately $4.8 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Valuation of Pre-Merger Restricted Stock Incentives. The fair value of restricted stock units was calculated by multiplying the average of the high and low price of DMFC’s common stock on the date of grant by the number of shares granted. The fair value of performance share units was determined based on a model that considered the estimated probability of possible outcomes. For stock awards that were not credited with dividends during the vesting period, the fair value of the stock award was reduced by the present value of the expected dividend stream during the vesting period.

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

Our Post-Merger Stock Option Assumptions. We measure stock option expense for service-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted during the six months ended October 30, 2011 was $8.0 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for service-based stock options granted during the six months ended October 30, 2011:

Expected life (in years)	6.5
Expected volatility	45.0%
Risk-free interest rate	2.1%
Dividend yield	0.0%
Weighted average exercise price	$6.32
Weighted average option value	$2.11

Valuation of Performance-based Options. The weighted-average fair value of performance-based options granted during the six months ended October 30, 2011 was $1.29 and was determined based on an option pricing model. Weighted-average key inputs are an expected life of 7.5 years, expected volatility of 40%, and a risk-free rate of 2.04%.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended October 30, 2011, we reduced our estimate of retained-insurance liabilities related to prior year by approximately $1.5 million primarily as a result of favorable claims history. During the three and six months ended October 31, 2010, we reduced our estimate of retained-insurance liabilities related to prior year by approximately $0.6 million primarily as a result of favorable claims history.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. Subsequent to the Merger, we made a policy decision to no longer seek hedge accounting for our derivative contracts. As of October 30, 2011 all of our derivative contracts were economic hedges.

During the six months ended October 30, 2011, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates.

Interest Rates: Our debt primarily consists of floating rate term loans and fixed rate notes. We maintain our floating rate revolver for flexibility to fund seasonal working capital needs and for other uses of cash. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

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

On October 30, 2011, the fair values of our interest rate swaps were recorded as current liabilities of $2.8 million and non-current liabilities of $53.9 million. On May 1, 2011, the fair values of our interest rate swaps were recorded as current liabilities of $3.2 million and non-current liabilities of $14.0 million.

Assuming average floating rate loans during the period and average revolver borrowings for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $12.1 million for the six months ended October 30, 2011.

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

On October 30, 2011, the fair values of our commodities hedges were recorded as current assets of $1.3 million and current liabilities of $5.6 million. On May 1, 2011, the fair values of our commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million.

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

	Successor	Successor
	October 30, 2011	May 1, 2011
Effect of a hypothetical 10% change in fair value Commodity contracts	$14.3	$4.7

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

On October 30, 2011, the fair values of our foreign currency hedges were recorded as current assets of $1.2 million. On May 1, 2011, the fair values of our foreign currency hedges were recorded as current assets of $3.0 million and current liabilities of $1.0 million.

The table below (in millions) presents our foreign currency derivative contracts as of October 30, 2011 and May 1, 2011. All of the foreign currency derivative contracts held on October 30, 2011 are scheduled to mature prior to the end of fiscal 2014.

	Successor	Successor
	October 30, 2011	May 1, 2011
Contract amount (Mexican pesos)	$61.8	$20.0
Contract amount ($CAD)	18.1	15.3

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	Successor	Successor
	October 30, 2011	May 1, 2011
Fair value of foreign currency contracts, net asset	$1.2	$2.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(7.6)	$(3.8)

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chief Executive Officer (our “CEO”) and our Executive Vice President, Chief Financial Officer and Treasurer (our “CFO”). Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

Shareholder Litigation Involving the Company

Following the announcement of the Merger, fifteen putative class action lawsuits (the “Shareholder Cases”) relating to the Transactions were filed against DMFC, certain of our now-former officers and directors, and other parties including (in certain cases) Blue Sub.

Two previously disclosed cases, which were among the original fifteen Shareholder Cases arising from the Transactions, were voluntarily dismissed on June 6, 2011:

•

Heintz v. Wolford, et al. The Heintz case was filed by Sarah P. Heintz on behalf of herself and a putative class of shareholders against each of the now-former directors of DMFC (together, the “Directors”), DMFC, Parent and Blue Sub on December 20, 2010 in the United States District Court, Northern District of California; and

•

Faulkner v. Wolford, et al. The Faulkner case was filed by Dallas Faulkner on behalf of himself and a putative class of shareholders against the Directors, DMFC, Parent and Blue Sub on January 21, 2011 in the United States District Court, Northern District of California.

In addition, plaintiffs in two other previously disclosed cases, which were also among the original fifteen Shareholder Cases arising from the Transactions, filed requests for dismissal on March 4, 2011 and June 13, 2011, respectively:

•

Sinor v. Wolford, et al. The Sinor case was filed by James Sinor on behalf of himself and a putative class of shareholders against DMFC, the Directors, KKR, Vestar, Centerview (named as Centerview Partners; together with KKR and Vestar, the “Sponsor Defendants”), Parent and Blue Sub on December 1, 2010 in Superior Court in San Francisco, California; and

•

Kaiman v. Del Monte Foods Co., et al. The Kaiman case was filed by Libby Kaiman on behalf of herself and a putative class of shareholders against DMFC, the Directors, the Sponsor Defendants, Parent and Blue Sub on December 1, 2010 in Superior Court in San Francisco, California.

As a result of the voluntary dismissals and orders consolidating other shareholder cases, only two of the original fifteen Shareholder Cases arising from the Transactions remained pending as of October 30, 2011:

•

In re Del Monte Foods Company Shareholders Litigation (the “Delaware Shareholder Case”). The Delaware Shareholder Case was filed in the Delaware Court of Chancery and consolidated with other related cases filed in the same court. The latest complaint filed in the case asserted claims on behalf of lead Plaintiff NECA-IBEW Pension Fund and a putative class of shareholders against the Directors, DMFC’s former Chief Executive Officer in his capacity as such, Barclays Capital, Inc. (“Barclays”), the Sponsor Defendants, Parent, Blue Sub and DMC, which was joined as a defendant in the litigation as successor in interest to DMFC (together, the “Defendants”); and

•

Franklin v. Del Monte Foods Co., et al. The Franklin case was filed by Elisa J. Franklin on behalf of herself and a putative class of shareholders against the Directors, DMFC and the Sponsor Defendants on December 10, 2010 in Superior Court in San Francisco, California. On February 28, 2011, the Court in the Franklin case granted the motion of DMFC and the Directors to stay the proceeding pending resolution of the Delaware Shareholder Case.

The plaintiff in the Delaware Shareholder Case alleged that the Directors breached their fiduciary duties to the stockholders by agreeing to sell DMFC at a price that was unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement. The plaintiff further alleged that the Sponsor Defendants, Parent, Blue Sub and Barclays aided and abetted the Directors’ alleged breaches of fiduciary duties. In addition, the plaintiff asserted a claim for breach of fiduciary duty against the former Chief Executive Officer of DMFC in his capacity as an officer. The plaintiff also alleged that the Sponsor Defendants violated certain Confidentiality Agreements with DMFC, and that Barclays induced the Sponsor Defendants to violate the Confidentiality Agreements, committing tortious interference with contract. The plaintiff in the Franklin case asserted similar claims against the Directors, alleging that they breached their fiduciary duties of care and loyalty by, among other acts, agreeing to sell DMFC at an inadequate price, running an ineffective sale process that relied on conflicted financial advisors, agreeing to preclusive deal protection measures, and pursuing the transaction for their own financial ends. The plaintiff in the Franklin case also asserted claims against the Sponsor Defendants and DMFC for aiding and abetting these alleged breaches of fiduciary duty.

Each of the complaints sought injunctive relief, rescission of the Merger Agreement, compensatory damages, and attorneys’ fees.

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

Following the closing of the Merger, on March 25, 2011, the plaintiff in the Delaware Shareholder Case filed an application for an interim attorneys’ fee award in the amount of $12 million. On June 27, 2011, the Court of Chancery awarded the plaintiff’s attorneys an interim fee award in the amount of $2.75 million for the supplemental disclosures that DMFC made in connection with the Merger. The Court of Chancery deferred decision regarding the balance of the fee application, which sought fees in connection with the preliminary injunction and suspension of deal protections.

On July 27, 2011, the Court of Chancery issued an order adding us as a defendant to the Delaware Shareholder Case and ordering us to pay the $2.75 million interim attorney fee award. We paid the $2.75 million interim fee award in August 2011.

On October 6, 2011, the lead plaintiff in the Delaware Shareholder Case and the Defendants submitted a Stipulation and Agreement of Compromise and Settlement to the Delaware Court of Chancery (the “Proposed Settlement”).

On December 1, 2011, after settlement class members were given notice of the Proposed Settlement and an opportunity to file written objections, the Court of Chancery conducted a fairness hearing on the Proposed Settlement and entered an Order and Final Judgment approving the Proposed Settlement (as approved, the “Settlement”). In approving the Settlement, the Court of Chancery certified a mandatory, non-opt-out settlement class of certain former shareholders of DMFC, and granted the Defendants a release which extinguished all claims of the settlement class arising out of or relating to the Merger, including claims asserted in the Franklin case and all other Shareholder Cases, in exchange for a total payment of $89.4 million (inclusive of $22.3 million of fees and expenses awarded to plaintiffs’ counsel by the Court of Chancery and of costs of notifying the settlement class and administering claims). In connection with the Settlement, we agreed to pay $65.7 million into an escrow account to fund the Settlement, consisting of (1) our financial contribution to the Settlement and (2) the payment of previously unpaid Merger-related fees being contributed to the Settlement. On December 7, 2011, we paid $65.5 million into the escrow account ($0.2 million having previously been paid). As of October 30, 2011, we had accrued in our condensed consolidated financial statements this $65.5 million. We entered into the Settlement to eliminate the uncertainties, burden, and expense of further litigation. In the Settlement, we, together with the other Defendants, denied all allegations of wrongdoing, and the Court of Chancery’s Order and Final Judgment approving the Settlement provides that it does not constitute an admission of wrongdoing by any Defendant.

The Order and Final Judgment approving the Settlement remains subject to appeal. The parties have the right to terminate the Settlement if the judgment is modified or reversed in any material respect on appeal. There can be no guarantee that the Settlement will not be modified or reversed upon appeal.

In the event of a successful appeal of the Court’s order approving the Settlement, the actual costs of resolving the Shareholder Cases may be substantially higher or lower than the amounts we have paid to date. In such case, the amount that we may ultimately be responsible for in connection with the Shareholder Cases may vary based on a number of factors, including, final settlement or award amounts, the allocation of such amounts among the various parties to the litigation, insurance coverage and resolution with our carriers, indemnification obligations, the discovery of new or additional facts that impact the strength or weakness of the parties’ claims and defenses and other factors. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability in such case.

We have $50 million of director and officer insurance coverage for us and the former directors and officers of DMFC. The insurers have reserved their rights with respect to coverage and have not agreed at this point that coverage is available for losses we have sustained as a result of the Shareholder Cases or the settlement in the Delaware Shareholder Case. Notwithstanding the Settlement, we continue to have certain indemnification obligations relating to the Merger, including the obligation to pay certain outstanding legal fees and expenses, subject to limitations under applicable law or contract.

SEC Investigation

On February 18, 2011, the SEC directed us to preserve documents and records relating to recent potential or actual business combinations and preparation of DMFC’s proxy statement relating to the Transactions. On March 4, 2011 the SEC requested that we voluntarily produce certain documents and records, which we have done on an ongoing basis. On May 23, 2011, we received a subpoena from the SEC requesting the same documents. We are continuing to cooperate with the SEC in its investigation. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

Commercial Litigation Involving the Company

On September 28, 2011, a complaint was filed against us by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6, et seq. (commonly known as “Proposition 65”). Specifically, the plaintiff alleges that we violated Proposition 65 by distributing certain pear, peach and fruit cocktail products without providing warnings required by Proposition 65. The plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. We intend to deny these allegations and vigorously defend ourselves. We cannot at this time estimate a range of exposure, if any, of the potential liability.

On December 17, 2010, a putative class action complaint was filed against us by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleges that we engaged in false and misleading representation of certain of our canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs seek certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. We intend to deny these allegations and vigorously defend ourselves. On April 19, 2011, the U.S. Judicial Panel on Multidistrict Litigation issued an order consolidating Littlefield with several similar consumer class actions filed in other jurisdictions (in which we are not a defendant) in U.S. District Court for the District of Massachusetts. On July 29, 2011, we filed a motion to dismiss plaintiff’s complaint. A hearing on this motion was held November 18, 2011. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against us, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that we violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with our removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with our answer. We also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The court signed an order dismissing those claims on December 28, 2010. We and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011. The notice period is now closed, and 53 plaintiffs have opted in to the lawsuit. As of October 30, 2011, we have accrued an amount equal to the current estimate of our exposure in this matter. Given the inherent uncertainty associated with legal matters, the actual cost of resolving this putative class action may be substantially higher or lower than the estimated accrual.

On October 14, 2008, Fresh Del Monte filed a complaint against us in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with us, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that we breached the trademark license agreement through the marketing and sale of certain of our products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that our advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin us from making certain claims about our refrigerated products. On October 23, 2008, the Court denied that motion. We deny Fresh Del Monte’s allegations and are vigorously defending ourselves. Additionally, on November 21, 2008, we filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, we allege, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violate the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, we filed an opposition to that motion. At a hearing on August 11, 2011, the Court denied Fresh Del Monte’s motion for partial summary judgment. A trial date has been tentatively scheduled for March 26, 2012. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

In addition to the risk factors listed below, the following risk factor from our 2011 Annual Report has been updated:

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, mandarins, some fruit in plastic containers, some fruit in glass jars, some dog snack and pet food products and some of our broth products, we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. In November 2011, in connection we believe with its desire to continue to supply us, but under a modified agreement, our primary pineapple supplier provided notice of termination under its co-pack agreement, which is cancelable upon three years’ notice. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. During an economic downturn, our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM	6. EXHIBITS

(a)	Exhibits.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

10.1**	Del Monte Corporation Annual Incentive Plan, as adopted September 8, 2011	8-K	10.1	September 13, 2011

*10.2**	Amendment to Form of Management Stockholder Agreement among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder - Executive Vice Presidents

*10.3**	Amendment to Form of Stock Option Agreement by and between Blue Acquisition Group, Inc. and each specified employee - Executives with Employment Agreements

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	indicates a management contract or compensatory plan or arrangement
^	furnished herewith

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
Executive Vice President,
Chief Financial Officer and Treasurer

Dated: December 12, 2011