Form 10-Q
period 2012-01-29
DEL MONTE CORP
filed 2012-03-13
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2012

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on March 9, 2012 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	Successor	Successor
	January 29, 2012	May 1, 2011
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$238.3	$205.2
Trade accounts receivable, net of allowance	197.6	201.5
Inventories	887.7	766.9
Prepaid expenses and other current assets	106.7	165.4

Total current assets	1,430.3	1,339.0

Property, plant and equipment, net	712.0	731.7
Goodwill	2,125.0	2,124.0
Intangible assets, net	2,786.9	2,828.7
Other assets, net	162.1	180.3

Total assets	$7,216.3	$7,203.7

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$505.2	$486.7
Short-term borrowings	4.8	8.6
Current portion of long-term debt	27.0	20.3

Total current liabilities	537.0	515.6

Long-term debt	3,953.6	3,973.1
Deferred tax liabilities	925.8	969.1
Other non-current liabilities	304.2	260.5

Total liabilities	5,720.6	5,718.3

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,581.6	1,584.4
Accumulated other comprehensive income	0.4	5.5
Retained earnings (accumulated deficit)	(86.3)	(104.5)

Total stockholder’s equity	1,495.7	1,485.4

Total liabilities and stockholder’s equity	$7,216.3	$7,203.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in millions)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Net sales	$971.1	$969.4	$2,741.6	$2,714.9
Cost of products sold	693.9	664.7	1,960.6	1,834.0

Gross profit	277.2	304.7	781.0	880.9
Selling, general and administrative expense	152.7	159.3	500.1	468.1

Operating income	124.5	145.4	280.9	412.8
Interest expense	62.8	18.8	188.5	58.5
Other (income) expense	16.0	(5.8)	64.4	(4.2)

Income from continuing operations before income taxes	45.7	132.4	28.0	358.5
Provision for income taxes	18.4	48.2	11.1	133.3

Income from continuing operations	27.3	84.2	16.9	225.2

Income from discontinued operations before income taxes	—	1.0	—	0.8
Income tax benefit	(1.3)	(1.9)	(1.3)	(1.6)

Income from discontinued operations	1.3	2.9	1.3	2.4

Net income	$28.6	$87.1	$18.2	$227.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Successor	Predecessor
	Nine Months Ended
	January 29, 2012	January 30, 2011
Operating activities:
Net income	$18.2	$227.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112.4	71.7
Deferred taxes	(6.7)	32.1
Loss on asset disposals	2.3	0.9
Stock compensation expense	6.1	10.9
Excess tax benefits from stock-based compensation	—	(14.7)
Unrealized loss on derivative financial instruments	61.3	1.1
Changes in operating assets and liabilities	(53.2)	(158.0)

Net cash provided by operating activities	140.4	171.6

Investing activities:
Capital expenditures	(49.1)	(56.7)
Merger, net of cash acquired	(47.5)	—

Net cash used in investing activities	(96.6)	(56.7)

Financing activities:
Proceeds from short-term borrowings	5.1	500.7
Payments on short-term borrowings	(8.9)	(494.3)
Principal payments on long-term debt	(13.5)	(22.5)
Payments of debt-related costs	(0.1)	—
Dividends paid	—	(45.0)
Issuance of common stock	—	59.5
Capital contribution, net	2.0	—
Purchase of treasury stock	—	(100.0)
Taxes remitted on behalf of employees for net share settlement of stock awards	—	(5.9)
Excess tax benefits from stock-based compensation	—	14.7

Net cash used in financing activities	(15.4)	(92.8)

Effect of exchange rate changes on cash and cash equivalents	4.7	(1.8)
Net change in cash and cash equivalents	33.1	20.3
Cash and cash equivalents at beginning of period	205.2	53.7

Cash and cash equivalents at end of period	$238.3	$74.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 29, 2012

(unaudited)

Note 1. Business and Basis of Presentation

On March 8, 2011, Del Monte Foods Company (“DMFC”) was acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,” and together with KKR and Vestar, the “Sponsors”). Under the terms of the merger agreement, DMFC’s stockholders received $19.00 per share in cash. The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). DMFC stockholders approved the transaction on March 7, 2011. DMFC’s common stock ceased trading on the New York Stock Exchange before the opening of the market on March 9, 2011. See Note 14 for a discussion of the shareholder litigation related to the Merger.

As a result of the Merger, the Company applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Periods presented prior to March 8, 2011 represent the operations of the predecessor company (“Predecessor”) and periods presented after March 8, 2011 represent the operations of the successor company (“Successor”). Black lines separate the Successor’s financial statements from that of the Predecessor since the financial statements are not comparable as a result of the application of acquisition accounting and changes in the Company’s capital structure resulting from the Merger. The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 29, 2012 and January 30, 2011 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 29, 2012 and January 30, 2011 each reflect periods that contain 39 weeks.

Del Monte Corporation (“DMC” and, together with its consolidated subsidiaries, “Del Monte” or the “Company”) was a direct, wholly-owned subsidiary of DMFC. On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent.

Del Monte is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market. The Company’s pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names, and food brands include Del Monte, Contadina, S&W, College Inn and other brand names. The Company also produces and distributes private label pet products and food products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 29, 2012 and for the three and nine months ended January 29, 2012 and January 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 29, 2012 are not necessarily indicative of the results expected for the fiscal year ending April 29, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K (“2011 Annual Report”).

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

For the three and nine months ended January 29, 2012

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

The fair value for service-based stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted average assumptions for service-based options granted during the nine months ended January 29, 2012 and January 30, 2011:

	Successor	Predecessor
	Nine Months Ended
	January 29, 2012	January 30, 2011
Expected life (in years)	6.5	6.0
Expected volatility	45.0%	29.4%
Risk-free interest rate	1.61%	1.70%
Dividend yield	0.0%	2.4%

The fair value of performance-based options granted during the nine months ended January 29, 2012 was based on an option pricing model. Weighted average key inputs are an expected life of 7.5 years, expected volatility of 40% and a risk-free rate of 1.36%.

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Outstanding Weighted Average Exercise Price	Options Exercisable	Exercisable Weighted Average Exercise Price
Balance at May 1, 2011	15,647,164	$2.75	9,385,492	$1.25
Granted	18,020,000	5.55	—	—
Forfeited	(1,781,329)	5.00	—	—
Exercised	—	—	—	—
Cancelled	(2,442,725)	1.25	(2,442,725)	1.25

Balance at January 29, 2012	29,443,110	$4.45	6,942,767	$1.25

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

Options forfeited represents the number of unvested options that were forfeited in connection with the termination of employment of the optionholders. Options cancelled represents the number of vested options that were subject to repurchase and cancellation by the Company in connection with the termination of employment of the optionholders.

As of January 29, 2012, the weighted average remaining contractual life of options outstanding was 8.8 years.

During the nine months ended January 29, 2012, Parent also granted 1,366,199 shares of restricted common stock with a fair value and purchase price of $5.00 per share. The restricted shares generally vest over three years from the employee’s anniversary date of hire. During the nine months ended January 29, 2012, Parent also granted 400,000 shares of restricted common stock with a fair value and purchase price of $5.00 per share which were immediately vested.

Note 4. Supplemental Financial Statement Information

The Company’s inventories consist of the following (in millions):

	Successor	Successor
	January 29, 2012	May 1, 2011
Inventories:
Finished products	$771.6	$613.4
Raw materials and in-process materials	40.4	44.3
Packaging materials and other	74.9	109.2
LIFO reserve	0.8	—

Total inventories	$887.7	$766.9

The Company’s property, plant and equipment consist of the following (in millions):

	Successor	Successor
	January 29, 2012	May 1, 2011
Property, plant and equipment, net:
Land and land improvements	$45.0	$44.9
Buildings and leasehold improvements	252.0	242.3
Machinery and equipment	408.2	363.0
Computers and software	44.7	36.4
Construction in progress	28.4	55.0

	778.3	741.6
Accumulated depreciation	(66.3)	(9.9)

Total	$712.0	$731.7

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	Successor	Successor
	January 29,	May 1,
	2012	2011
Goodwill	$2,125.0	$2,124.0

Non-amortizable intangible assets:
Trademarks	$1,871.6	$1,871.6

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	881.8

	959.0	964.1
Accumulated amortization	(43.7)	(7.0)

Amortizable intangible assets, net	915.3	957.1

Intangible assets, net	$2,786.9	$2,828.7

As of January 29, 2012, the Company’s goodwill was comprised of $1,981.1 million related to the Pet Products segment and $143.9 million related to the Consumer Products segment. As of May 1, 2011, the Company’s goodwill was comprised of $1,980.2 million related to the Pet Products segment and $143.8 million related to the Consumer Products segment.

Amortization expense for the three and nine months ended January 29, 2012 was $12.2 million and $36.7 million, respectively, and $1.8 million and $4.9 million for the three and nine months ended January 30, 2011, respectively. The Company expects to recognize $12.3 million of amortization expense during the remainder of fiscal 2012. The following table presents expected amortization of intangible assets as of January 29, 2012, for each of the five succeeding fiscal years (in millions):

2013	$49.0
2014	48.8
2015	48.8
2016	48.6
2017	48.2

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

Note 6. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following (in millions):

	Successor	Successor
	January 29,	May 1,
	2012	2011
Accounts payable and accrued expenses:
Accounts payable – trade	$203.1	$157.3
Accrued marketing and trade promotion	54.1	70.4
Accrued payroll and related costs	31.9	51.1
Accrued interest	57.1	30.1
Current portion of pension liability	20.3	29.7
Other current liabilities	138.7	148.1

Total accounts payable and accrued expenses	$505.2	$486.7

Note 7. Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated (in millions):

	Successor	Successor
	January 29, 2012	May 1, 2011
Short-term borrowings:
Revolver	$—	$—
Other	4.8	8.6

Total short-term borrowings	$4.8	$8.6

Long-term debt:
Term B Loans	$2,686.5	$2,700.0
7.625% Senior Notes	1,300.0	1,300.0

	3,986.5	4,000.0
Less unamortized discount	5.9	6.6
Less current portion	27.0	20.3

Total long-term debt	$3,953.6	$3,973.1

During the nine months ended January 29, 2012, the Company did not borrow or repay any amount under its senior secured asset-based revolving facility (“ABL Facility”). As of January 29, 2012, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $38.2 million and the net availability under the ABL Facility was $519.7 million. The Company is required to pay a commitment fee at an initial rate of 0.500% per annum in respect of the unutilized commitments thereunder. The commitment fee rate may be reduced to 0.375% depending on the amount of excess availability under the ABL Facility. The Company must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

Pursuant to the terms of a registration rights agreement, the Company was obligated, among other things, to use commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer to exchange the 7.625% Senior Notes for freely tradable notes having substantially identical terms as the 7.625% Senior Notes. Substantially all of the 7.625% Senior Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 16, 2011.

As of January 29, 2012 and May 1, 2011, the fair value of the Company’s 7.625% Senior Notes were $1,280.5 million and $1,332.5 million, respectively. As of January 29, 2012, the book value of the Company’s floating rate debt instruments approximates fair value.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

Maturities

The Company is scheduled to pay $6.8 million of its long-term debt during the remainder of fiscal 2012. As of January 29, 2012, scheduled maturities of long-term debt for each of the five succeeding fiscal years (representing debt under the Term B Loans and 7.625% Senior Notes) are as follows (in millions) 1:

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

Note 8. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates. As of January 29, 2012, all of the Company’s derivative contracts were economic hedges.

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

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. On April 12, 2011, DMFC entered into interest rate swaps with a total notional amount of $900.0 million as the fixed rate payer. The interest rate swaps fix LIBOR at 3.029% for the term of the swaps. The swaps have an effective date of September 4, 2012 and a maturity date of September 1, 2015. On August 13, 2010, the Company entered into an interest rate swap with a notional amount of $300.0 million as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and a maturity date of February 3, 2014. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $10.1 million and non-current liabilities of $57.1 million at January 29, 2012. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $3.2 million and non-current liabilities of $14.0 million at May 1, 2011.

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

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounted for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. On January 29, 2012, the fair values of the Company’s commodities hedges were recorded as current assets of $0.1 million and current liabilities of $6.9 million. The fair values of the Company’s commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million at May 1, 2011.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

The notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	Successor	Successor
	January 29, 2012	May 1, 2011
Commodity contracts	$184.1	$71.2

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. As of January 29, 2012, the fair values of the Company’s foreign currency hedges were recorded as current assets of $1.5 million. As of May 1, 2011, the fair values of the Company’s foreign currency hedges were recorded as current assets of $3.0 million and current liabilities of $1.0 million.

The notional amounts of the Company’s foreign currency derivative contracts as of the dates indicated (in millions):

	Successor	Successor
	January 29, 2012	May 1, 2011
Contract amount (Mexican pesos)	$51.4	$20.0
Contract amount ($CAD)	8.3	15.3

Fair Value of Derivative Instruments

The fair value of derivative instruments (all of which are not designated as hedging instruments) recorded in the Condensed Consolidated Balance Sheet as of January 29, 2012 was as follows (in millions):

	Asset derivatives		Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$57.1
Interest rate contracts	Prepaid expenses and other current assets	—	Accounts payable and accrued expenses	10.1
Commodity and other contracts	Prepaid expenses and other current assets	0.1	Accounts payable and accrued expenses	6.9
Foreign currency exchange contracts	Prepaid expenses and other current assets	1.5	Accounts payable and accrued expenses	—

Total		$1.6		$74.1

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

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

The effect of the Company’s economic hedges on other (income) expense for the three and nine months ended January 29, 2012 in the Condensed Consolidated Statements of Income was as follows (in millions):

	Three Months Ended	Nine Months Ended
	January 29, 2012	January 29, 2012
Interest rate contracts	$11.4	$52.5
Commodity and other contracts	5.5	9.7
Foreign currency exchange contracts	(0.7)	(0.6)

	$16.2	$61.6

The effect of derivative instruments recorded for the three and nine months ended January 30, 2011 in the Condensed Consolidated Statements of Income was as follows (in millions):

	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Derivatives in cash flow hedging relationships	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	January 30, 2011	January 30, 2011		January 30, 2011	January 30, 2011		January 30, 2011	January 30, 2011
Interest rate contracts	$2.1	$(0.8)	Interest expense	$—	$—	N/A	$—	$—
Commodity and other contracts	5.9	18.9	Cost of products sold	5.9	8.7	Other income (expense)	3.6	(1.3)[1]
Foreign currency exchange contracts	(0.5)	(1.5)	Cost of products sold	1.2	2.7	Other income (expense)	(0.2)	0.1

Total	$7.5	$16.6		$7.1	$11.4		$3.4	$(1.2)

[1]	Includes a gain of $2.9 million and a loss of $1.4 million for the three and nine months ended January 30, 2011, respectively, for the commodity contracts not designated as hedging instruments.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Successor
	Level 1		Level 2		Level 3
Description	January 29, 2012	May 1, 2011	January 29, 2012	May 1, 2011	January 29, 2012	May 1, 2011
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	0.1	7.5	—	0.5	—	—
Foreign currency exchange contracts	—	—	1.5	3.0	—	—

Total	$0.1	$7.5	$1.5	$3.5	$—	$—

Liabilities
Interest rate contracts	$—	$—	$67.2	$17.2	$—	$—
Commodity and other contracts	2.6	2.2	4.3	—	—	—
Foreign currency exchange contracts	—	—	—	1.0	—	—

Total	$2.6	$2.2	$71.5	$18.2	$—	$—

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

Note 10. Comprehensive Income

The following table reconciles net income to comprehensive income (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Net income	$28.6	$87.1	$18.2	$227.6

Other comprehensive income (loss):
Foreign currency translation adjustments	—	0.4	(0.8)	0.3
Pension and other postretirement employee benefit adjustments	—	—	(4.3)	—
Income on cash flow hedging instruments, net of tax	—	1.0	—	2.7

Total other comprehensive income (loss)	—	1.4	(5.1)	3.0

Comprehensive income	$28.6	$88.5	$13.1	$230.6

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

Note 11. Other (Income) Expense

The components of other (income) expense are as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Loss (gain) on hedging contracts	$16.2	$(3.4)	$61.6	$1.2
Foreign currency transaction loss (gain)	(0.5)	(2.4)	1.7	(5.7)
Other	0.3	—	1.1	0.3

Other (income) expense	$16.0	$(5.8)	$64.4	$(4.2)

Note 12. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. See Note 11 of the 2011 Annual Report for information about these plans. The components of net periodic benefit cost of such plans for the three and nine months ended January 29, 2012 and January 30, 2011, respectively, are as follows (in millions):

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended				Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Components of net periodic benefit cost
Service cost for benefits earned during the period	$3.4	$3.4	$0.4	$0.4	$10.2	$10.4	$1.2	$1.2
Interest cost on projected benefit obligation	5.7	5.8	2.1	2.1	17.2	17.3	6.3	6.3
Expected return on plan assets	(8.2)	(7.5)	—	—	(24.5)	(22.6)	—	—
Amortization of prior service cost/(credit)	—	0.2	—	(2.1)	—	0.7	—	(6.3)
Amortization of loss	—	1.0	—	—	—	2.9	—	—

Net periodic benefit cost	$0.9	$2.9	$2.5	$0.4	$2.9	$8.7	$7.5	$1.2

As of January 29, 2012, the Company had made qualified pension plan contributions of $15.0 million in fiscal 2012 and does not plan to make any further contributions for the remainder of fiscal 2012.

Note 13. Income Taxes

As of January 29, 2012, the Company had gross unrecognized tax benefits of $9.1 million, of which $6.7 million would impact the effective tax rate from continuing operations, if recognized. During the three months ended January 29, 2012, there was a $3.2 million decrease in unrecognized tax benefits resulting from a lapse of the statute of limitations on a tax year, of which $1.4 million impacted the effective tax rate from continuing operations.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

Note 14. Legal Proceedings

Shareholder Litigation Involving the Company

Following the announcement of the Merger, fifteen putative class action lawsuits (the “Shareholder Cases”) relating to the Transactions were filed against DMFC, certain of its now-former officers and directors, and other parties including (in certain cases) Blue Sub.

As a result of voluntary dismissals and orders consolidating other shareholder cases, only two of the original fifteen Shareholder Cases arising from the Transactions remained pending following the end of the second quarter of fiscal 2012:

•

In re Del Monte Foods Company Shareholders Litigation (the “Delaware Shareholder Case”). The Delaware Shareholder Case was filed in the Delaware Court of Chancery and consolidated with other related cases filed in the same court. The latest complaint filed in the case asserted claims on behalf of lead Plaintiff NECA-IBEW Pension Fund and a putative class of shareholders against each of the now-former directors of DMFC (together, the “Directors”), DMFC’s former Chief Executive Officer in his capacity as such, Barclays Capital, Inc. (“Barclays”), DMFC, KKR, Vestar, Centerview (named as Centerview Partners; together with KKR and Vestar, the “Sponsor Defendants”), Parent, Blue Sub and DMC, which was joined as a defendant in the litigation as successor in interest to DMFC (together, the “Defendants”); and

•

Franklin v. Del Monte Foods Co., et al. The Franklin case was filed by Elisa J. Franklin on behalf of herself and a putative class of shareholders against the Directors, DMFC and the Sponsor Defendants on December 10, 2010 in Superior Court in San Francisco, California. On February 28, 2011, the Court in the Franklin case granted the motion of DMFC and the Directors to stay the proceeding pending resolution of the Delaware Shareholder Case.

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

For the three and nine months ended January 29, 2012

(unaudited)

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

The Order and Final Judgment approving the Settlement was not appealed and has become final.

The Company has $50 million of director and officer insurance coverage for the Company and the former directors and officers of DMFC. Our primary insurance carrier has reimbursed the Company for a portion of its legal defense costs; however, the insurers have reserved their rights with respect to liability coverage and have not agreed at this point that coverage is available for losses the Company has sustained as a result of the Shareholder Cases or the settlement in the Delaware Shareholder Case. Notwithstanding the Settlement, the Company continues to have certain indemnification obligations relating to the Merger, including the obligation to pay certain outstanding legal fees and expenses, subject to limitations under applicable law or contract.

SEC Investigation

On February 18, 2011, the SEC directed the Company to preserve documents and records relating to recent potential or actual business combinations and preparation of DMFC’s proxy statement relating to the Transactions. On March 4, 2011 the SEC requested that the Company voluntarily produce certain documents and records, which the Company has done on an ongoing basis. On May 23, 2011, the Company received a subpoena from the SEC requesting the same documents. On December 14, 2011, the Company received a supplemental subpoena from the SEC requesting additional documents. The Company is continuing to cooperate with the SEC in its investigation. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

On December 17, 2010, a putative class action complaint was filed against the Company by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleges that the Company engaged in false and misleading representation of certain of the Company’s canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs seek certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. On April 19, 2011, the U.S. Judicial Panel on Multidistrict Litigation issued an order consolidating Littlefield with several similar consumer class actions filed in other jurisdictions (in which the Company is not a defendant) in U.S. District Court for the District of Massachusetts. On July 29, 2011, the Company filed a motion to dismiss plaintiff’s complaint. A hearing on this motion was held November 18, 2011. The Court granted the motion to dismiss on December 21, 2011.

On September 30, 2010, a putative class action complaint was served against the Company, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The court signed an order dismissing those claims on December 28, 2010. The Company and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011. The notice period is now closed, and 53 plaintiffs have opted in to the lawsuit. On November 14, 2011, the Company and the plaintiffs agreed to a proposed settlement of the lawsuit in the amount of approximately $0.2 million. Plaintiffs submitted the proposed settlement to the Court on February 15, 2012. As of January 29, 2012, the Company has accrued this $0.2 million in accounts payable and accrued expenses. Given the inherent uncertainty associated with legal matters, the actual cost of resolving this putative class action may be substantially higher or lower than the estimated accrual.

On October 14, 2008, Fresh Del Monte filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleges that the Company breached the trademark license agreement through the marketing and sale of certain of the Company’s products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleges that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleges that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte is seeking damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about the Company’s refrigerated products. On October 23, 2008, the Court denied that motion. The Company denies Fresh Del Monte’s allegations and is vigorously defending itself. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleged, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violated the trademark license agreement. The Company requested a voluntary dismissal of its counter-claims against Fresh Del Monte, which was granted by the Court on January 24, 2012. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, the Company filed an opposition to that motion. At a hearing on August 11, 2011, the Court denied Fresh Del Monte’s motion for partial summary judgment. A trial date has been tentatively scheduled for March 26, 2012. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

DEL MONTE CORPORATION AND SUBSIDIARIES

(previously reported as DEL MONTE FOODS COMPANY AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and nine months ended January 29, 2012

(unaudited)

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

The following table presents financial information about the Company’s reportable segments (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Net sales:
Pet Products	$478.8	$458.5	$1,370.4	$1,319.0
Consumer Products	492.3	510.9	1,371.2	1,395.9

Total	$971.1	$969.4	$2,741.6	$2,714.9

Operating income:
Pet Products	$95.3	$112.1	$231.0	$303.5
Consumer Products	40.8	56.6	106.8	165.3
Corporate (1)	(11.6)	(23.3)	(56.9)	(56.0)

Total	124.5	145.4	280.9	412.8
Reconciliation to income from continuing operations before income taxes:
Interest expense	62.8	18.8	188.5	58.5
Other (income) expense	16.0	(5.8)	64.4	(4.2)

Income from continuing operations before income taxes	$45.7	$132.4	$28.0	$358.5

(1)	Corporate represents expenses not directly attributable to reportable segments.

Note 16. Related Party Transactions

See Note 16 of the 2011 Annual Report for a description of the Company’s related party transactions. As of January 29, 2012, there was a payable of $1.7 million due to the managers related to the monitoring agreement and a payable of $0.1 million to Capstone Consulting LLC for consulting services, which amounts are included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

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

Corporate Overview

Our Business

Del Monte Corporation (“DMC”) and its consolidated subsidiaries (together, “Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and pet snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names and food brands such as Del Monte, Contadina, S&W, College Inn and other brand names. We have two reportable segments: Pet Products and Consumer Products. The Pet Products segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

Merger

On March 8, 2011, we were acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,” and together with KKR and Vestar, the “Sponsors”). Under the terms of the merger agreement, the stockholders of Del Monte Foods Company (“DMFC”) received $19.00 per share in cash. The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). DMFC stockholders approved the transaction on March 7, 2011. DMFC’s common stock ceased trading on the New York Stock Exchange before the opening of the market on March 9, 2011. See “Note 14. Legal Proceedings” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the shareholder litigation related to the Merger.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Successor	Predecessor
	Three Months Ended
	January 29, 2012	January 30, 2011	Change	% Change	Volume (a)	Rate (b)
Net sales	$971.1	$969.4	$1.7	0.2%	(1.8%)	2.0%
Cost of products sold	693.9	664.7	29.2	4.4%	(0.8%)	5.2%

Gross profit	277.2	304.7	(27.5)	(9.0%)
Selling, general and administrative expense (“SG&A”)	152.7	159.3	(6.6)	(4.1%)

Operating income	$124.5	$145.4	$(20.9)	(14.4%)

Gross margin	28.5%	31.4%
SG&A as a % of net sales	15.7%	16.4%
Operating income margin	12.8%	15.0%
Adjusted EBITDA (c)	$164.6	$190.7

	Successor	Predecessor
	Nine Months Ended
	January 29, 2012	January 30, 2011	Change	% Change	Volume (a)	Rate (b)
Net sales	$2,741.6	$2,714.9	$26.7	1.0%	(0.7%)	1.7%
Cost of products sold	1,960.6	1,834.0	126.6	6.9%	0.1%	6.8%

Gross profit	781.0	880.9	(99.9)	(11.3%)
Selling, general and administrative expense (“SG&A”)	500.1	468.1	32.0	6.8%

Operating income	$280.9	$412.8	$(131.9)	(32.0%)

Gross margin	28.5%	32.4%
SG&A as a % of net sales	18.2%	17.2%
Operating income margin	10.2%	15.2%
Adjusted EBITDA (c)	$424.7	$510.6

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Executive Overview

In the third quarter of fiscal 2012, we had net sales of $971.1 million, operating income of $124.5 million and net income of $28.6 million, compared to net sales of $969.4 million, operating income of $145.4 million and net income of $87.1 million in the third quarter of the twelve months ended May 1, 2011. Adjusted EBITDA was $164.6 million for the three months ended January 29, 2012 and $190.7 million for the three months ended January 30, 2011. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales in our Pet Products segment increased by 4.4% and net sales in our Consumer Products segment decreased by 3.6%, resulting in an overall increase in net sales of 0.2% for the quarter. This increase was driven by new product sales and net pricing (pricing net of trade spending), both primarily in our Pet Products segment, partially offset by lower sales volume of existing products, including elasticity (the volume decline associated with price increases) in both our Pet Products and Consumer Products segments.

Operating income for the quarter decreased 14.4% as compared to the year-ago quarter. The decrease in operating income was driven primarily by increased ingredient costs and increased amortization expense related to intangibles resulting from the Merger, partially offset by decreased costs related to the Merger, decreased payroll-related costs and decreased marketing spending. Marketing expense for fiscal 2012 is expected to be lower than marketing expense in the twelve months ended May 1, 2011, primarily reflecting a shift to fund trade promotions in response to the current competitive environment in both our Pet Products and Consumer Products segments.

Adjusted EBITDA decreased 13.7% as compared to the year-ago quarter. The drivers of the decline in Adjusted EBITDA are similar to those for operating income, except for SG&A. In calculating Adjusted EBITDA, SG&A is more favorable year-over-year because it does not include the amortization of intangibles, severance-related expenses and other expenses related to the Merger.

At January 29, 2012, our total debt was $3,991.3 million primarily driven by higher debt balances resulting from the Merger. Interest expense increased $44.0 million in the three months ended January 29, 2012 compared to the three months ended January 30, 2011, primarily driven by higher debt balances resulting from the Merger.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 29, 2012, compared to the results for the three and nine months ended January 30, 2011 (in millions, except percentages).

Net sales

	Successor	Predecessor
	Three Months Ended
	January 29, 2012	January 30, 2011	Change	% Change	Volume (a)	Rate (b)
Net sales
Pet Products	$478.8	$458.5	$20.3	4.4%	0.9%	3.5%
Consumer Products	492.3	510.9	(18.6)	(3.6%)	(4.2%)	0.6%

Total	$971.1	$969.4	$1.7	0.2%

	Successor	Predecessor
	Nine Months Ended
	January 29, 2012	January 30, 2011	Change	% Change	Volume (a)	Rate (b)
Net sales
Pet Products	$1,370.4	$1,319.0	$51.4	3.9%	1.0%	2.9%
Consumer Products	1,371.2	1,395.9	(24.7)	(1.8%)	(2.2%)	0.4%

Total	$2,741.6	$2,714.9	$26.7	1.0%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.

(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales in our Pet Products segment increased by 4.4% and net sales in our Consumer Products segment decreased by 3.6%, resulting in an overall increase in net sales of 0.2% for the three months ended January 29, 2012 compared to the three months ended January 30, 2011. The increase was driven by new product sales and net pricing, both primarily in our Pet Products segment, partially offset by lower sales volume of existing products (including elasticity) in both our Pet Products and Consumer Products segments. Net pricing was impacted by increased trade promotional activity, primarily in our Consumer Products segment.

Net sales in our Pet Products segment increased by 3.9% and net sales in our Consumer Products segment decreased by 1.8%, resulting in an overall increase in net sales of 1.0% for the nine months ended January 29, 2012 compared to the nine months ended January 30, 2011. The increase was driven by new product sales and net pricing, both primarily in our Pet Products segment, partially offset by lower sales volume of existing products (including elasticity) in both our Pet Products and Consumer Products segments. Net pricing was impacted by increased trade promotional activity, primarily in our Consumer Products segment.

Net sales in our Pet Products segment were $478.8 million for the three months ended January 29, 2012, an increase of $20.3 million, or 4.4%, compared to $458.5 million for the three months ended January 30, 2011. This increase was primarily driven by new product volume and net pricing, partially offset by lower sales volume of existing products (including elasticity).

Net sales in our Pet Products segment were $1,370.4 million for the nine months ended January 29, 2012, an increase of $51.4 million, or 3.9%, compared to $1,319.0 million for the nine months ended January 30, 2011. This increase was primarily driven by new product volume and net pricing, partially offset by lower sales volume of existing products (including elasticity).

Net sales in our Consumer Products segment were $492.3 million for the three months ended January 29, 2012, a decrease of $18.6 million, or 3.6%, compared to $510.9 million for the three months ended January 30, 2011. This decrease was primarily driven by lower sales volume of existing products (including elasticity), partially offset by net pricing. Net pricing was impacted by increased trade promotional activity.

Net sales in our Consumer Products segment were $1,371.2 million for the nine months ended January 29, 2012, a decrease of $24.7 million, or 1.8%, compared to $1,395.9 million for the nine months ended January 30, 2011. This decrease was primarily driven by lower sales volume of existing products (including elasticity), partially offset by net pricing. Net pricing was impacted by increased trade promotional activity.

Cost of products sold

Cost of products sold for the three months ended January 29, 2012 was $693.9 million, an increase of $29.2 million, or 4.4%, compared to $664.7 million for the three months ended January 30, 2011. This increase was primarily due to increased ingredient costs in our Pet Products segment.

Cost of products sold for the nine months ended January 29, 2012 was $1,960.6 million, an increase of $126.6 million, or 6.9%, compared to $1,834.0 million for the nine months ended January 30, 2011. This increase was primarily due to increased ingredient costs in our Pet Products segment and increased packaging costs in our Consumer Products segment.

Gross margin

Our gross margin percentage for the three months ended January 29, 2012 decreased 2.9 points to 28.5% compared to 31.4% for the three months ended January 30, 2011. Gross margin was impacted by a 3.6 margin point decrease related to the higher costs noted above and a 0.7 margin point decrease due to product mix, partially offset by a 1.4 margin point increase due to net pricing.

For the nine months ended January 29, 2012 our gross margin percentage decreased 3.9 points to 28.5% compared to 32.4% for the nine months ended January 30, 2011. Gross margin was impacted by a 4.5 margin point decrease related to the higher costs noted above and a 0.5 margin point decrease due to product mix, partially offset by a 1.1 margin point increase due to net pricing.

Selling, general and administrative expense

SG&A expense for the three months ended January 29, 2012 was $152.7 million, a decrease of $6.6 million, or 4.1%, compared to $159.3 million for the three months ended January 30, 2011. This decrease was primarily driven by decreased costs related to the Merger, decreased payroll-related costs resulting from the recent organization changes and a $4.4 million decrease in marketing expense, as well as disciplined cost management, partially offset by a $10.4 million increase in amortization expense related to intangibles resulting from the Merger.

SG&A expense for the nine months ended January 29, 2012 was $500.1 million, an increase of $32.0 million, or 6.8%, compared to $468.1 million for the nine months ended January 30, 2011. This increase was primarily driven by a $31.8 million increase in amortization expense related to intangibles resulting from the Merger and $15.0 million in severance-related costs resulting from changes to our corporate organization (affecting both the Pet Products and Consumer Products segments, as well as Corporate) as well as increased compensation costs driven primarily by the make-whole payment to our Chief Executive Officer appointed in the first quarter of fiscal 2012 and other Merger-related expenses, partially offset by decreased payroll-related costs resulting from the recent organization changes and a $9.7 million decrease in marketing costs as well as disciplined cost management.

Operating income

	Successor	Predecessor
	Three Months Ended
	January 29, 2012	January 30, 2011	Change	% Change
	(in millions)	(in millions, except percentages)
Operating income
Pet Products	$95.3	$112.1	$(16.8)	(15.0%)
Consumer Products	40.8	56.6	(15.8)	(27.9%)
Corporate (1)	(11.6)	(23.3)	11.7	50.2%

Total	$124.5	$145.4	$(20.9)	(14.4%)

	Successor	Predecessor
	Nine Months Ended
	January 29, 2012	January 30, 2011	Change	% Change
	(in millions)	(in millions, except percentages)
Operating income
Pet Products	$231.0	$303.5	$(72.5)	(23.9%)
Consumer Products	106.8	165.3	(58.5)	(35.4%)
Corporate (1)	(56.9)	(56.0)	(0.9)	(1.6%)

Total	$280.9	$412.8	$(131.9)	(32.0%)

(1)	Corporate represents expenses not directly attributable to reportable segments.

Operating income for the three months ended January 29, 2012 was $124.5 million, a decrease of $20.9 million, or 14.4%, compared to $145.4 million for the three months ended January 30, 2011. This decrease reflects the higher cost of products sold partially offset by the lower SG&A expense, both as noted previously.

Operating income for the nine months ended January 29, 2012 was $280.9 million, a decrease of $131.9 million, or 32.0%, compared to $412.8 million for the nine months ended January 30, 2011. This decrease reflects the higher cost of products sold and SG&A expense, partially offset by the higher net sales, all as noted previously.

Our Pet Products segment operating income decreased by $16.8 million, or 15.0%, to $95.3 million for the three months ended January 29, 2012 from $112.1 million for the three months ended January 30, 2011. Higher ingredient costs as well as higher amortization expense resulting from the Merger contributed to the decline in operating income, partially offset by the increase in net sales and decreased marketing expense.

Our Pet Products segment operating income decreased by $72.5 million, or 23.9%, to $231.0 million for the nine months ended January 29, 2012 from $303.5 million for the nine months ended January 30, 2011. Higher ingredient costs as well as higher amortization and other SG&A expenses resulting from the Merger contributed to the decline in operating income, partially offset by the increase in net sales and decreased marketing expense.

Our Consumer Products segment operating income decreased by $15.8 million, or 27.9%, to $40.8 million for the three months ended January 29, 2012 from $56.6 million for the three months ended January 30, 2011. Higher manufacturing costs, higher intangibles amortization expense and lower net sales drove the decrease in operating income.

Our Consumer Products segment operating income decreased by $58.5 million, or 35.4%, to $106.8 million for the nine months ended January 29, 2012 from $165.3 million for the nine months ended January 30, 2011. Higher costs (reflecting higher packaging and logistics and other transportation-related costs and raw product costs), higher intangibles amortization expense and lower net sales drove the decrease in operating income.

Our Corporate expenses decreased by $11.7 million, or 50.2%, during the three months ended January 29, 2012 compared to the prior year period. This decrease was primarily due to decreased costs related to the Merger as well as decreased payroll-related costs resulting from the recent organization changes.

Our Corporate expenses increased by $0.9 million, or 1.6%, during the nine months ended January 29, 2012 compared to the prior year period. This increase was primarily due to severance-related costs and increased compensation costs driven primarily by the make-whole payment to our Chief Executive Officer appointed in the first quarter of fiscal 2012 and other Merger-related expenses, partially offset by decreased stock compensation costs as well as decreased payroll-related costs resulting from the recent organization changes.

Interest expense

Interest expense increased by $44.0 million, or 234.0%, to $62.8 million for the three months ended January 29, 2012 from $18.8 million for the three months ended January 30, 2011. Interest expense increased by $130.0 million, or 222.2%, to $188.5 million for the nine months ended January 29, 2012 from $58.5 million for the nine months ended January 30, 2011. These increases were primarily driven by higher debt levels due to the Merger.

Other (income) expense

Other expense of $16.0 million for the three months ended January 29, 2012 was comprised primarily of $11.4 million of losses on interest rate swaps. Other income of $5.8 million for the three months ended January 30, 2011 was primarily comprised of gains on hedging contracts and foreign currency transactions.

Other expense of $64.4 million for the nine months ended January 29, 2012 was comprised primarily of $52.5 million of losses on interest rate swaps. Other income of $4.2 million for the nine months ended January 30, 2011 was comprised primarily of foreign currency transaction gains, partially offset by hedging contract losses. As a result of our policy decision to no longer seek hedge accounting for our derivative contracts subsequent to the Merger, we expect other (income) expense to fluctuate from period-to-period.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for the three months ended January 29, 2012 was 40.3% compared to 36.4% for the three months ended January 30, 2011. The effective tax rate for continuing operations for the nine months ended January 29, 2012 was 39.6% compared to 37.2% for the nine months ended January 30, 2011. The change in the effective tax rates for the three and nine month periods was primarily due to the non-deductibility of certain severance and Merger-related expenses, partially offset by the impact of a discretionary change in tax method in a foreign jurisdiction.

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

	Three Months Ended		Nine Months Ended		Trailing Twelve Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	January 29, 2012
Reconciliation:
Operating income	$124.5	$145.4	$280.9	$412.8	$—
Operating income—January 31, 2011 through March 7, 2011					10.4
Operating loss—March 8, 2011 through May 1, 2011					(83.9)
Operating income—Nine months ended January 29, 2012					280.9
Adjustments to arrive at EBITDA:
Other income (expense)	(16.0)	5.8	(64.4)	4.2	(89.1)
Depreciation and amortization	38.3	24.0	112.4	71.7	142.4
Amortization of debt issuance costs and debt discount[1]	(6.3)	(1.6)	(19.0)	(4.7)	(23.5)

EBITDA	140.5	173.6	309.9	484.0	237.2
Adjustments
Non-cash charges	0.6	(0.1)	2.3	0.9	34.4
Derivative transactions	12.5	(0.9)	57.9	9.3	72.3
Non-cash stock based compensation	3.5	4.0	6.1	10.9	40.9
Non-recurring (gains) losses	(1.4)	6.4	4.6	(3.7)	7.3
Merger-related items	0.8	7.6	11.4	7.6	122.2
Early extinguishment of debt	—	—	—	—	15.8
Business optimization charges	6.1	—	23.4	—	29.7
Other	2.0	0.1	9.1	1.6	15.3

Adjusted EBITDA	$164.6	$190.7	$424.7	$510.6	$575.1

[1]	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans or repurchases of our debt from time to time (including without limitation through open market transactions). In December 2011, following approval of the proposed settlement of the shareholder litigation arising out of the Merger, we paid approximately $66 million to an escrow settlement fund. For additional information regarding the shareholder litigation, including the settlement of the Delaware Court of Chancery matter, see “Note 14. Legal Proceedings” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolver.

As of January 29, 2012, we had made contributions to our qualified pension plan of $15.0 million in fiscal 2012. As of January 30, 2011, we had made contributions to our qualified pension plan of $40.0 million in the twelve months ended May 1, 2011. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts for the twelve months ended May 1, 2011 and fiscal 2010. Although our qualified pension plan was overfunded as of May 1, 2011, plan asset returns since that date have been less than projected. If asset return rates continue at the same level or decline, the qualified pension plan will likely no longer be overfunded at the end of fiscal 2012. We currently do not expect to make any further contributions in fiscal 2012.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	Successor	Successor
	January 29, 2012	May 1, 2011
Short-term borrowings:
Revolver	$—	$—
Other	4.8	8.6

Total short-term borrowings	$4.8	$8.6

Long-term debt:
Term B Loans	2,686.5	2,700.0
7.625% Notes	1,300.0	1,300.0

	3,986.5	4,000.0
Less unamortized discount	5.9	6.6
Less current portion	27.0	20.3

Total long-term debt	$3,953.6	$3,973.1

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

The Term Loan Facility requires quarterly scheduled principal payments of 0.25% of the outstanding principal (which is currently $6.75 million) per quarter from September 30, 2011 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction on a pro rata basis upon mandatory and voluntary prepayments on terms and conditions set forth in the senior secured term loan credit agreement. As of January 29, 2012, the amount of outstanding loans under the Term Loan Facility was $2,686.5 million and the blended interest rate payable was 4.60%.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility includes a sub-limit for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of January 29, 2012, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $38.2 million and the net availability under the ABL Facility was $519.7 million.

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

Senior Notes Due 2019

Our senior notes due February 16, 2019 have an aggregate principal amount of $1,300.0 million and a stated interest rate of 7.625% (the “7.625% Notes”). Interest on the 7.625% Notes is payable semi-annually on February 15 and August 15 of each year.

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

Pursuant to the terms of a registration rights agreement, we were obligated, among other things, to use our commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer to exchange the 7.625% Notes for freely tradable notes having substantially identical terms as the 7.625% Notes. Substantially all of the 7.625% Notes were exchanged for substantially identical registered notes pursuant to an exchange offer that was consummated on December 16, 2011.

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

Maturities

The Company is scheduled to pay $6.8 million of its long-term debt during the remainder of fiscal 2012. As of January 29, 2012, scheduled maturities of long-term debt (representing debt under the Term B Loans and 7.625% Notes) are as follows (in millions)1:

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of January 29, 2012. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations.” in our 2011 Annual Report.

Cash Flow

During the nine months ended January 29, 2012, our cash and cash equivalents increased by $33.1 million and during the nine months ended January 30, 2011, our cash and cash equivalents increased by $20.3 million.

	Successor	Predecessor
	Nine Months Ended
	January 29, 2012	January 30, 2011
	(in millions)	(in millions)
Net cash provided by operating activities	$140.4	$171.6
Net cash used in investing activities	(96.6)	(56.7)
Net cash used in financing activities	(15.4)	(92.8)

Operating Activities

Cash provided by operating activities was $140.4 million for the nine months ended January 29, 2012, compared to $171.6 million for the nine months ended January 30, 2011. This change was primarily driven by decreased net income. Favorable working capital partially offset the decrease in net income. The favorable working capital resulted from favorable timing of receivables and an increase in interest payable and other accrued expenses, partially offset by payment of severance-related costs, including retirement benefits paid to our former CEO and CFO in connection with the Merger. In addition, we received a $44.0 million income tax refund in the first quarter of fiscal 2012 which represents a refund of estimated tax payments made during the period from May 3, 2010 through March 7, 2011 and resulted from deductible Merger-related expenses.

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

Investing Activities

Cash used in investing activities was $96.6 million for the nine months ended January 29, 2012 and $56.7 million for the nine months ended January 30, 2011. Capital spending was $49.1 million for the nine months ended January 29, 2012 compared to $56.7 for the nine months ended January 30, 2011. In addition, we paid $47.5 million in connection with the Merger (relating to our financial contribution to the shareholder litigation settlement) during the nine months ended January 29, 2012. Capital spending for the remainder of fiscal 2012 is expected to be up to $50 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities

Cash used in financing activities for the nine months ended January 29, 2012 was $15.4 million compared to cash used in financing activities of $92.8 million for the nine months ended January 30, 2011. During the first nine months of fiscal 2012, we made net repayments of $3.8 million on our short-term borrowings, made $13.5 million in payments on long-term debt and received capital contributions from Parent of $2.0 million from the issuance of Parent common stock.

During the nine months ended January 30, 2011, we had net borrowings of $6.4 million from short-term borrowings as a result of incurring seasonal borrowings for operations and we made repayments of $22.5 million towards our outstanding term loan principal. During the nine months ended January 30, 2011, DMFC repurchased $100.0 million of its common stock, received $59.5 million in proceeds from the issuance of common stock and paid $45.0 million in dividends.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended January 29, 2012 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $0.7 million which related to prior year activity, of which $0.6 million related to our Pet Products segment and $0.1 million related to our Consumer Products segment. Our evaluations during the nine months ended January 29, 2012 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.9 million which related to prior year activity, of which $4.3 million related to our Pet Products segment, offset by a net increase to the trade promotion liability and decreases in net sales from continuing operations of $2.4 million related to our Consumer Products segment. These adjustments represented less than 1% of our trade promotion expense for both the three and nine months ended January 29, 2012. Our evaluations during the three and nine months ended January 30, 2011 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $0.9 million and $11.2 million, respectively, which related to prior year activity, of which $0.4 million and $2.2 million for the three and nine months ended January 30, 2011, respectively, related to our Pet Products segment and $0.5 million and $9.0 million for the three and nine months ended January 30, 2011, respectively, related to our Consumer Products segment. These adjustments represented approximately 1% and approximately 2% of our trade promotion expense for the three and nine months ended January 30, 2011, respectively.

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

Amortizing Intangibles are amortized over their estimated lives. We review the asset groups containing Amortizing Intangibles (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the book value of an asset group may not be recoverable. An asset or asset group is considered impaired if its book value exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Our annual impairment tests occur during the fourth quarter of our fiscal year. Non-Amortizing Brands are considered impaired if the book value exceeds the estimated fair value. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

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

We did not recognize any impairment charges for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three and nine months ended January 29, 2012 and January 30, 2011. As of January 29, 2012, we had $2,125.0 million of goodwill and $1,871.6 million of Non-Amortizing Brands. The Pet Products segment has 93% of the goodwill and 68% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 30% of Non-Amortizing Brands. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 41% of Non-Amortizing Brands. We have not identified any events that lead us to believe that goodwill or Non-Amortizing brands are impaired as of January 29, 2012. However, because the new basis of accounting established at March 8, 2011 set the book values of goodwill and Non-Amortizing brands equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance and discount rates, could result in impairment losses.

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

Our Assumptions

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

During the three and nine months ended January 29, 2012, we recognized expense for our qualified DB plan of $0.9 million and $2.9 million, respectively, and other benefits expense of $2.5 million and $7.5 million, respectively. Our remaining fiscal 2012 pension expense for our qualified DB plan is currently estimated to be approximately $1.0 million and other benefits expense is currently estimated to be approximately $2.4 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Post-Merger Stock Compensation

Subsequent to the Merger, Parent has issued to certain of our executive officers and other employees service-based and performance-based stock options and restricted common stock. Service-based stock options generally vest in equal annual installments over a five-year period and generally have a ten-year term until expiration. Performance-based stock options vest only if certain pre-determined performance criteria are met and also have a ten-year term. Certain shares of restricted common stock vested immediately, while certain other shares vest in equal annual installments over a three-year period.

Our Post-Merger Stock Option Assumptions. We measure stock option expense for service-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted during the nine months ended January 29, 2012 was $19.9 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for service-based stock options granted during the nine months ended January 29, 2012:

Expected life (in years)	6.5
Expected volatility	45.0%
Risk-free interest rate	1.61%
Dividend yield	0.0%
Weighted average exercise price	$5.55
Weighted average option value	$2.21

Valuation of Performance-based Options. The weighted-average fair value of performance-based options granted during the nine months ended January 29, 2012 was $1.28 and was determined based on an option pricing model. Weighted-average key inputs are an expected life of 7.5 years, expected volatility of 40.0%, and a risk-free rate of 1.36%.

Valuation of Restricted Common Stock. The fair value of restricted common stock was calculated by multiplying the price of Parent’s common stock on the date of grant by the number of shares granted.

Retained-Insurance Liabilities

Our business exposes us to the risk of liabilities arising out of our operations. For example, liabilities may arise out of claims from employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We manage these risks through various insurance contracts from third-party insurance carriers. We, however, retain an insurance risk for the deductible portion of each claim. For example, the deductible under our loss-sensitive worker’s compensation insurance policy is up to $0.5 million per claim. An independent, third-party actuary is engaged to assist us in estimating the ultimate costs of certain retained insurance risks. Actuarial determination of our estimated retained-insurance liability is based upon the following factors:

•	Losses which have been reported and incurred by us;

•	Losses which we have knowledge of but have not yet been reported to us;

•	Losses which we have no knowledge of but are projected based on historical information from both our Company and our industry; and

•	The projected costs to resolve these estimated losses.

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended January 29, 2012 and January 30, 2011, we experienced no significant adjustments to our estimates. During the nine months ended January 29, 2012 and January 30, 2011, we reduced our estimate of retained-insurance liabilities related to prior year by approximately $1.5 million and $0.6 million, respectively, primarily as a result of favorable claims history.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program which was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other prices and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. Subsequent to the Merger, we made a policy decision to no longer seek hedge accounting for our derivative contracts. As of January 29, 2012, all of our derivative contracts were economic hedges.

During the nine months ended January 29, 2012, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other prices and foreign currency exchange rates.

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

On January 29, 2012, the fair values of our interest rate swaps were recorded as current liabilities of $10.1 million and non-current liabilities of $57.1 million. On May 1, 2011, the fair values of our interest rate swaps were recorded as current liabilities of $3.2 million and non-current liabilities of $14.0 million.

Assuming average floating rate loans during the period and average revolver borrowings for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $18.0 million for the nine months ended January 29, 2012.

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

On January 29, 2012, the fair values of our commodities hedges were recorded as current assets of $0.1 million and current liabilities of $6.9 million. On May 1, 2011, the fair values of our commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million.

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

	Successor	Successor
	January 29,	May 1,
	2012	2011
Effect of a hypothetical 10% change in fair value
Commodity contracts	$15.0	$4.7

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

On January 29, 2012, the fair values of our foreign currency hedges were recorded as current assets of $1.5 million. On May 1, 2011, the fair values of our foreign currency hedges were recorded as current assets of $3.0 million and current liabilities of $1.0 million.

The table below (in millions) presents our foreign currency derivative contracts as of January 29, 2012 and May 1, 2011. All of the foreign currency derivative contracts held on January 29, 2012 are scheduled to mature prior to the end of fiscal 2014.

	Successor	Successor
	January 29,	May 1,
	2012	2011
Contract amount (Mexican pesos)	$51.4	$20.0
Contract amount ($CAD)	8.3	15.3

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	Successor	Successor
	January 29,	May 1,
	2012	2011
Fair value of foreign currency contracts, net asset	$1.5	$2.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(5.6)	$(3.8)

ITEM 4.	CONTROLS AND PROCEDURES

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

For a description of our material pending legal proceedings, see “Note 14. Legal Proceedings” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	MINE SAFETY DISCLOSURES

NONE.

ITEM 5.	OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM	6. EXHIBITS

(a)	Exhibits.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

*10.1

Sixth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales &

Marketing LLC, dated January 6, 2012 (confidential treatment has been requested as to portions of the Exhibit)

10.2**	Amendment to Form of Management Stockholder Agreement among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder - Executive Vice Presidents	10-Q	10.2	December 12, 2011

10.3**	Amendment to Form of Stock Option Agreement by and between Blue Acquisition Group, Inc. and each specified employee - Executives with Employment Agreements	10-Q	10.3	December 12, 2011

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
**	indicates management contract or compensatory plan or arrangement
^	furnished herewith

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

Dated: March 13, 2012