Form 10-K
period 2012-04-29
DEL MONTE CORP
filed 2012-06-29
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2012

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on June 27, 2012 was 10.

DEL MONTE CORPORATION

For the Fiscal Year Ended April 29, 2012

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

Helpful Information

As used throughout this Annual Report on Form 10-K, unless the context otherwise requires, “DMC” means Del Monte Corporation, “Del Monte” or “the Company” means DMC and its consolidated subsidiaries and “DMFC” means Del Monte Foods Company.

Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2013” means Del Monte’s fiscal year ending April 28, 2013; “fiscal 2012” means Del Monte’s fiscal year ended April 29, 2012; “fiscal 2011” means the twelve months ended May 1, 2011; “fiscal 2010” means Del Monte’s fiscal year ended May 2, 2010; “fiscal 2009” means Del Monte’s fiscal year ended May 3, 2009; and “fiscal 2008” means Del Monte’s fiscal year ended April 27, 2008.

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

On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent. Prior to the merger on April 26, 2011, our filings with the Securities and Exchange Commission can be found under Del Monte Foods Company.

Market Data

Unless otherwise indicated, all statements presented in this Annual Report on Form 10-K regarding Del Monte’s brands and market share are Del Monte major outlet estimates of equivalent case volume for pet food and consumer markets while dollars are used for pet snacks, which we believe is a more appropriate measure for that business. These estimates are based on scanner data from multiple sources, primarily Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores). We have not independently verified information obtained from Nielsen. The data for pet products includes the dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, long-lasting chew dog snacks and cat treat categories. References to processed fruit, vegetables and tomato products do not include frozen products. Market share data for processed vegetables and tomato products include only those categories in which Del Monte competes. Additionally, market share data for the processed tomato category excludes ketchup, spaghetti sauce and pizza sauce. The data for processed fruit includes major fruit, single-serve and packaged produce categories in which Del Monte competes, includes specialty and pineapple categories and excludes applesauce. The data for broth products includes the total broth category. References to fiscal 2012 market share refer to the 52-week period ended April 28, 2012. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores).

Trademarks

Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen, Snausages, Meaty Bone, Alley Cat, Pounce, Jerky Treats, Del Monte, Contadina, S&W, College Inn, Del Monte Fruit Chillers, SunFresh, Fruit Naturals and Orchard Select, among others, are registered or unregistered trademarks of Del Monte Corporation (including its subsidiaries).

PART I

Item 1.	Business

Overview

Del Monte Corporation (“DMC”) and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, generating approximately $3.7 billion in net sales in fiscal 2012. Our pet food and pet snacks brands include well-known household brands such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names and our food brands include well-known household brands such as Del Monte, Contadina, S&W, College Inn and other brand names. We also produce and distribute private label pet products and food products. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. At April 29, 2012, our principal facilities consisted of 17 production facilities and 9 distribution centers in the United States, as well as two production facilities in Mexico and one production facility in Venezuela.

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

History of Del Monte Corporation

Our predecessor was originally incorporated in 1916 and was a publicly traded company until its acquisition in 1979 by the predecessor of RJR Nabisco, Inc. From 1979 to 1999, our predecessor’s business went through a number of ownership changes and divestitures. In February 1999, Del Monte Foods Company (“DMFC”) became a publicly traded company and was listed on the New York Stock Exchange under the symbol “DLM.” DMFC remained a publicly traded company until March 2011 (see description of the “Merger” below).

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

On May 19, 2006, we completed the acquisition of Meow Mix Holdings, Inc. and its subsidiaries (“Meow Mix”), the maker of Meow Mix brand cat food and Alley Cat brand cat food. Effective July 2, 2006, we completed the acquisition of certain pet product assets, including the Milk-Bone brand, from Kraft Foods Global, Inc.

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

The Industry

Overall

The United States consumer packaged goods industry is generally characterized by relatively stable long-term growth, based on modest price and population increases. Companies are facing challenges due to the current competitive promotional environment and the reduced capability to price to cover costs and maintain margins, as well as the need to differentiate their products through innovation to drive growth. However, we believe that the long-term fundamentals for the overall consumer packaged goods industry are favorable, particularly for branded manufacturers with an ability to innovate based on consumer insights through strong, well-known brands, to effectively price and to successfully partner with customers who are industry leaders. While overall consumption growth is expected to be stable over the long-term, we believe that certain categories that best meet consumer needs, such as pet snacks and dry pet food, offer opportunities for higher margins and/or higher growth.

Our categories are affected by consumer behavioral changes in shopping and consumption, which may be impacted by economic conditions. We believe both the pet and consumer categories reflect the current challenging economic environment with a continuing focus on value-oriented products.

Over the last decade, we have seen consumers migrate away from the grocery channel to value channels. As a result, discounters, club stores and outlets have grown; private label has grown; and, we believe, even affluent consumers are becoming value shoppers. The “humanization” of pets continues to be a key driving factor in the growth of the pet market. The growing importance of pets as part of the family, increased rates of value-added new pet product entries and increased prices have contributed to significant growth in this category.

We face substantial competition throughout our product lines from numerous well-established businesses operating globally, nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. We generally compete based upon our brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of our product line, price and convenience.

Consumer packaged goods producers have been impacted by two key trends affecting their retail customers: cost pressures and competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from club stores, supercenters, mass merchandisers and dollar stores, which generally offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers has become a critical success factor for food companies.

The market share data presented below are estimates based on Nielsen Grocery Scanner and Nielsen Household Panel data and include all major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores). References to trends for the categories in which we compete are based on internal estimates calculated from data obtained through Nielsen Grocery Scanner and Nielsen Household Panel data and are intended to reflect estimates for all major retail channels.

Pet Products

Our Pet Products participate in a market with stable annual retail sales of approximately $18 billion. The categories in which we compete are dry and wet dog food, dry and wet cat food, dog snacks and cat snacks. We believe that growth in the pet food and snacks categories will continue to be fueled by pricing, as well as higher consumer spending on more premium products due to the heightened importance of pets as part of the family and growth in the pet population. Over half of all American households own a dog or a cat. The Pet Products market in which we compete is divided primarily among a small number of large, multi-national manufacturers.

Consumer Products

Our Consumer Products participate in a market of approximately $7 billion of retail sales annually. The categories in which we compete are processed fruit, vegetables, tomatoes and broth. In fiscal 2012, on a volume basis, the fruit category was down approximately 7%, the vegetable category was down approximately 4% and the tomato category was down approximately 6%. We believe that our categories fit well with the consumer trend toward healthy eating, and we expect our brand building initiatives to restore stable category trends with pricing offsetting volume declines. In fiscal 2012, private label products as a group represented 32.8%, 46.2% and 39.8% of sales in the processed fruit, vegetable and tomato categories in which we compete, respectively.

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

For financial information by segment, refer to “Note 13. Segment Information” of our consolidated financial statements in this Annual Report on Form 10-K.

Company Products

Pet Products

Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni and Milo’s Kitchen, as well as other brand names and private label products. We compete in the dry and wet dog food categories, with market shares of 7.7% and 2.6% in fiscal 2012, respectively; the dry and wet cat food categories, with market shares of 22.2% and 12.1%, respectively; and the dog snack category (excluding rawhide), with a market share of 32.3%, in fiscal 2012. We also compete in the cat treats category, with a market share of 4.4% in fiscal 2012.

The products in the pet foods categories are marketed under nationally recognized brands. Meow Mix brand is a great tasting cat food brand and has long standing association with a distinctive jingle and slogan “The taste cats ask for by name.” 9Lives is another great tasting cat food brand and has ties to a widely recognizable spokes cat—Morris. Kibbles ‘n Bits is a taste oriented brand made with a distinct combination of crunchy, moist and meaty pieces. In fiscal 2012, we continued to invest in marketing behind our core brands. This marketing investment related primarily to Meow Mix, Milk-Bone, Milo’s Kitchen, Kibbles ‘n Bits, Pup-Peroni and Nature’s Recipe. In January 2012, we invested marketing and trade spending in support of the launch of new Meow Mix dry and wet food items: Meow Mix Tender Centers and Meow Mix Paté Toppers with a fully integrated marketing campaign.

Our pet snacks portfolio includes many strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snacks portfolio, including brands such as Milk-Bone, Pup-Peroni and Milo’s Kitchen. Milk-Bone dog snacks include the widest available selection of branded biscuits, supported by the brand’s longstanding health and wellness positioning. Pup-Peroni dog snacks are indulgent soft and chewy snacks. Milo’s Kitchen dog snacks were introduced in fiscal 2011 and deliver well against the observed consumer need for real ingredient products. Our pet snacks businesses also include the well-established brands Canine Carry Outs, Snausages, Meaty Bone, Pounce and Jerky Treats. In fiscal 2012, we introduced Pup-Peroni Mix Stix, Milo’s Kitchen Chicken Grillers and Milk-Bone Trail Mix.

We compete in the pet food and pet snacks categories with highly recognized brands that deliver great taste, nutrition, variety and value. We face competition from other branded pet food and pet snack products manufactured by companies such as Nestle Purina, Mars, Colgate, Procter & Gamble and Blue Buffalo. In addition, we face competition from private label pet food and pet snack products manufactured by companies such as Simmons and Mars.

Consumer Products

In our Consumer Products segment, we sell products under the Del Monte, Contadina, S&W and College Inn brand names, as well as private label products to key customers. We are one of the largest marketers of processed fruit, vegetables and tomatoes in the United States, with market shares of 29.7%, 25.4% and 14.3% in fiscal 2012, respectively. Our fruit, vegetable and tomato products are in mature categories, characterized by high household penetration. Our fruit category includes packaged produce products. Due to our strong brand awareness and our value-added products, we are able to price our fruit, vegetable and tomato products at a premium compared to private label products. College Inn broth products accounted for 10.3% of the total broth category in fiscal 2012 and was the second largest branded broth product in the U.S. Our fruit, vegetable, tomato and broth products compete primarily on the basis of brand recognition, taste, variety, convenience and value. In fiscal 2012, we continued our new product innovations with the launches of SunFresh Red Grapefruit—No Sugar Added and Del Monte Fruit Cup Diced Peaches in Light Syrup with Cinnamon & Brown Sugar single serve fruit line extensions. Our competitors include branded and private label fruit, vegetable, tomato and broth processors. Our primary competitors include Dole, Seneca Foods and Pacific Coast Producers in the fruit category; General Mills and Seneca Foods in the vegetable category; Con Agra, Heinz and Unilever in the tomato category; and Campbell Soup and smaller regional brands in the broth category.

Sales and Marketing

We use a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our sales to grocery, club store, supercenter and mass merchandiser customers. We use a combination of a direct sales force and some food brokers for other channels such as pet specialty, dollar stores, drug stores, convenience stores, military, foodservice, food ingredients and private label. These brokers are paid commissions based on a percentage of sales which vary based on the scope of services provided. Our sales of pet products in Canada and our College Inn foodservice sales in the United States have historically been performed by Heinz through agency agreements. In May 2012, we provided Heinz notice of our intention to terminate our agency agreement for pet product sales in Canada. We will begin transitioning this sales function in Canada to a broker in August 2012. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker and generally pay a flat fee for this retail coverage.

We believe that a focused and consistent marketing strategy is critical to the growth of our brands, and we have maintained our investment in our brands, including marketing and trade spending, at competitive levels. Our marketing function oversees market research, new product development, pricing strategy, advertising, publicity, consumer promotion and package design. Collectively, our marketing programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target consumers. We also partner with our customers to develop trade promotion programs which deliver merchandising and price promotions to our consumers.

Foreign Sales and Operations

Revenues from Foreign Countries

Our foreign sales are consummated either through local operations or through brokers, distributors, U.S. exporters, direct sales force or licensees for foreign destinations. For financial information regarding foreign sales, refer to “Note 13. Segment Information” of our consolidated financial statements in this Annual Report on Form 10-K.

Foreign Operations

We have subsidiaries located in Canada, Mexico, Venezuela, Colombia, Ecuador and Peru.

To supply sales of products in the South American market, we operate a food processing plant in Venezuela and we purchase raw product, primarily vegetables, from approximately 20 growers in Venezuela. In addition we purchase tomato paste, frozen vegetables and fruit pulps from six suppliers in Chile and dried beans from a supplier in Canada. We also use five co-packers located in Chile, the Philippines and Belgium to provide products sold in South America.

Products produced in Mexico are sold primarily in the United States. We operate two fruit processing plants in Mexico, and we buy fruits from about 375 growers in Mexico and the United States to supply these plants.

See “Item 1A. Risk Factors—Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, criminal activity or exchange rates, may adversely affect our operations.”

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the United States, with $37.5 million, or 5.1% of our total net fixed assets located in foreign countries at April 29, 2012.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong relationships over the long term with the majority of significant participants in the retail grocery trade.

On a consolidated basis for fiscal 2012, sales to one customer, Walmart, represented approximately 34% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Walmart, which includes Walmart’s stores and supercenters along with SAM’S CLUB, is also the most significant customer of each of our reportable segments, with sales to Walmart representing in excess of 20% of list sales in each of our segments. In addition, our top 10 customers represented approximately 63% of our list sales for fiscal 2012.

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

Pet Products

We purchase certain commodities such as soybean meal, corn and wheat. For these commodities, we maintain a hedging program designed to limit the economic impact of price volatility associated with anticipated commodity purchases. Coverage of these hedges may range up to 24 months of projected production requirements. See “Item 1A. Risk Factors—If our assessments and assumptions about commodity prices, as well as ingredient and other prices and interest and currency exchange rates, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in interest rates, commodities and other hedged items will impact our results of operations.” We generally purchase meat, meat by-products (including fats and oils), vitamins/flavorings, flour and other ingredients through supply agreements or on the open market.

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Consumer Products operating segment, each year, we buy over 1.1 million tons of fresh fruit, vegetables and tomatoes from individual growers, farmers and cooperatives located primarily in the United States. Our fruit supply contracts range from one to ten years. Fruit prices are generally negotiated with grower associations annually. We purchase raw product from approximately 500 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. Our vegetable supply contracts are for a one-year term and require delivery from contracted acreage with specified quality. Vegetable prices are negotiated annually. We purchase raw product from over 500 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. We purchase raw tomatoes from approximately 25 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Tomato prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including sugar and sweeteners, spices, proteins, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

We maintain long-term relationships with growers to help ensure a consistent supply of raw fruit, vegetables and tomatoes. We own virtually no agricultural land for harvesting.

Cans and Ends

We have long-term supply agreements with two suppliers covering the purchase of metal cans and ends. We entered into an agreement with Impress Group, B.V. (“Impress”) which was effective January 23, 2008. In January 2011, Impress was acquired by Ardagh Glass Group and the combined entity was subsequently renamed Ardagh Packaging Group (“Ardagh”). Currently, our agreement grants Ardagh the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for our pet products. As of April 29, 2012, we have committed to make purchases of approximately $10.4 million in fiscal 2013. The agreement expires December 31, 2015.

We currently are a party to a supply agreement, effective as of January 1, 2010, with Silgan Containers LLC (“Silgan”) which relates to Silgan’s provision of metal cans and ends used for our fruit, vegetable, tomato and broth products. Under the agreement and subject to certain specified exceptions, we must purchase all of our United States metal food and beverage container requirements for our fruit, vegetable, tomato and broth products from Silgan. As of April 29, 2012, we have committed to make purchases of approximately $42.1 million in fiscal 2013. The Silgan agreement expires December 31, 2021.

Pricing under the Ardagh agreement and the Silgan agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Production and Distribution

Production

Pet Products. At the end of fiscal 2012, our pet products were primarily manufactured in five of our production facilities located in the U.S. We also use seven co-packers and nine re-packers located within the U.S., China and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, produces a variety of dry dog and cat products and the majority of our canned pet product requirements. In Lawrence, KS, we pack the majority of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces the majority of our soft and chewy pet snacks in a wide range of packages. In addition, our Topeka factory produces a wide variety of dry dog and cat products. Our facility in Decatur, AL produces a variety of dry dog and cat products and our facility in Buffalo, NY produces Milk-Bone dog snacks. Our pet food facilities supply pet products for both the U.S. and Canadian markets. We also have a co-pack agreement to source all of our Pup-Peroni pet snacks and certain Milo’s Kitchen pet snacks from one co-packer located in Utah.

Consumer Products. We operate 15 production facilities for our Consumer Products segment in the U.S., Mexico and Venezuela. See “Item 2. Properties” for a listing of our principal production facilities. Our fruit plants are located in California and Washington, most of our vegetable plants are located in the Midwest and our tomato plants are located in California and Indiana. A significant portion of our Consumer Products operating segment has a seasonal production cycle that generally runs between the months of June and October. Most of our seasonal plants operate close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while some of our fruit and tomato products and our College Inn broth products are produced throughout the year.

Our Consumer Products operating segment uses 13 co-packers and 3 re-packers located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for broth, pineapple, tropical fruit salad, mandarin oranges and certain other products. We source the majority of our pineapple requirements from GTL Limited (formerly Del Monte Philippines, Inc.), an unaffiliated company. See “Item 1A. Risk Factors—We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.” We also periodically use co-packers to supplement supplies of certain fruit, vegetable and tomato products.

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

Research and Development

Our research and development organization provides product, packaging and process development. For fiscal 2012, the twelve months ended May 1, 2011 and fiscal 2010, research and development expenditures were $28.8 million, $30.2 million and $26.8 million, respectively. We operate a research and development facility in Terminal Island, CA where we develop new products and product line extensions and research existing products related to pet food and pet snacks. We also maintain a research and development facility in Walnut Creek, CA, where we develop new products and product line extensions and conduct research in a number of areas related to our fruit, vegetable, tomato and broth products, including packaging, pest management, food science, environmental and engineering. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food and snack products, including:

•	Pet Products: Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen, Snausages, Meaty Bone, Alley Cat, Pounce and Jerky Treats.

•	Consumer Products: Del Monte, Contadina, S&W, College Inn, Del Monte Fruit Chillers, SunFresh, Fruit Naturals and Orchard Select.

Brand name recognition and the product quality associated with our brands are key factors in the success of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We are not aware of any material challenge to our ownership of our major trademarks. Our registered and unregistered trademarks associated with the pet business relate primarily to North America and South America. With respect to our broth business, our trademark rights relate primarily to the United States and Canada. We generally did not acquire trademark rights for the 2002 Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the 2002 Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets to other companies or their affiliates. Licenses for the use of the Del Monte name and trademark are generally for use outside of the United States. For example, Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines and the Indian Subcontinent); Fresh Del Monte Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables, produce and certain other products throughout the world (including the United States); Fresh Del Monte Produce Inc., through its subsidiary Del Monte Foods International, Inc. and its affiliates, holds the rights in Europe, Africa and the Middle East (including ownership rights for processed food products in South Africa); and Con Agra holds rights to use Del Monte trademarks in Mexico and Canada. These companies are not affiliated with Del Monte. We have granted other licenses for the use of our trademarks both within and outside of the United States.

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

As of April 29, 2012, we owned 26 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2013 and 2030 and cannot be renewed. Our patents are generally not material to our business.

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

Governmental Regulation; Environmental Compliance and Sustainability

As a manufacturer and marketer of food products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture, U.S. Customs and Border Protection, Environmental Protection Agency and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to registrations, production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity, performance and labeling. Our products must comply with all applicable laws and regulations, including food and drug laws, of the jurisdictions in which they are manufactured and marketed, such as the Federal Food, Drug and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging and Labeling Act of 1966, as amended. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. We seek to comply with all such laws and regulations and to obtain any necessary permits and licenses. We believe our facilities and practices are sufficient to maintain material compliance with current applicable governmental laws, regulations, permits and licenses. Nevertheless, we cannot guarantee that we are currently in compliance with all applicable laws, regulations, or requirements for permits or licenses nor that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. See “Item 1A. Risk Factors—Government regulation, scrutiny, warnings and public perception could increase our costs of production and increase legal and regulatory expenses.”

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

•

We have performed soil and groundwater investigation at our Terminal Island, CA property as part of the closure and demolition of a facility which was operated by a joint venture to which a former subsidiary was a party. We also expect to perform soil and groundwater investigation and remediation and site restoration at our Terminal Island, CA property as part of the closure and demolition of other facilities which were directly operated by a former subsidiary. We assumed these liabilities in connection with the 2002 Merger. We are consulting with the Port of Los Angeles, which owns the property where these facilities are located, regarding settlement of our remediation and restoration obligations related to facilities closed in 2011. We believe that we have adequate reserves to cover any material liability that may result from these investigations and remediation.

•

A group of potentially responsible parties (the “PRP Group”) at the BKK landfill in Southern California has notified us that we are a potentially responsible party at the site and that we may be liable for the costs of environmental investigation and remediation. The PRP Group has incurred costs to perform maintenance and repair of the site and expects to investigate potential groundwater contamination in the future. We believe we have accrued our best estimate of the liability that may result from the current phase of investigation and remediation. We cannot at this time reasonably estimate any additional potential exposure at the site above the amount already accrued.

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

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $4.2 million in fiscal 2013 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. We believe that our environmental matters for fiscal 2013 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or concerns regarding climate change may increase environmental regulation and environmental risks.”

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

Seasonality; Working Capital

Our historical net sales for our Consumer Products segment have generally exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter. We have experienced increased sales of our fruit, vegetable, tomato and broth products during the back-to-school and holiday periods in the United States, extending from September through December, as well as during periods associated with the Easter holiday. We have also experienced increases in pet snacks sales during the year-end holiday period. We typically schedule promotional events to coincide with these periods of increased product consumption.

We typically use cash from operations in addition to our revolving credit facility to fund our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the last seven months of our fiscal year. Accordingly, the majority of our cash flow is generated in our third and fourth quarters as we sell inventory that was produced primarily in the first and second quarters. This seasonality factor also typically has an effect, but to a lesser extent, upon our results of operations. Pet products and broth are produced throughout the year.

Employees

As of April 29, 2012, we employed approximately 5,200 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during our fruit, vegetable and tomato pack season, typically June through October, adding approximately 8,400 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

As of April 29, 2012, we had 16 collective bargaining agreements with 15 union locals covering approximately 75% of our hourly full-time and seasonal employees. Of these employees, approximately 78% are covered under collective bargaining agreements scheduled to expire in fiscal 2013 and approximately 6% are covered under collective bargaining agreements scheduled to expire in fiscal 2014. These agreements are subject to negotiation and renewal. Failure to renew any of our significant collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

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

As of April 29, 2012, we had a total of $3,983.1 million of indebtedness, primarily relating to $1,300.0 million aggregate principal amount of 7.625% Senior Notes due 2019 (the “Notes”) and $2,679.8 million outstanding under a senior secured term loan credit agreement, dated as of March 8, 2011 (the “Term Loan Facility”). Additionally, as of April 29, 2012, we had $464.8 million of availability under a $750 million senior secured asset-based revolving facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Our high level of indebtedness could have important consequences, such as:

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of funding growth, working capital, capital expenditures, investments or acquisitions or other cash requirements;

•	reducing our flexibility to adjust to changing business conditions or obtain additional financing;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Credit Facilities, are at variable rates of interest.

If our cash from operations is not sufficient to meet our operating needs, expenditures and debt service obligations, our business would be adversely impacted. Additionally, we may be required to refinance our debt, sell assets, borrow additional money or raise equity. We may be unable to take such actions on acceptable terms or at all.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, pressure from competitors, consumer preferences and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section). If our cash flow and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. The Credit Facilities and indenture governing the Notes may restrict our ability to take these actions and we may not be able to effect any such alternative measures on commercially reasonable terms or at all. In addition, any downgrade of our debt ratings by any of the major rating agencies, which could result from our financial performance, acquisitions or other factors, would also negatively impact our access to additional debt financing (including leasing) or refinancing on favorable terms, or at all. Even if we are successful in taking any such alternative actions, such actions may materially and adversely affect our financial position and results of operations and such actions may not allow us to meet our scheduled debt service obligations.

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

The Credit Facilities and the indenture governing the Notes include certain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interests, such as making strategic acquisitions, divestitures or investments or otherwise pursuing business opportunities that may be in our interests. These covenants include restrictions on our ability to:

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

We may be able to incur significant additional indebtedness in the future. For example, as of April 29, 2012, we had $464.8 million of availability under our ABL Facility. Although the Credit Facilities and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, our ABL Facility could be increased, subject only to the consent of the new or existing lenders providing such increases, such that the aggregate principal amount of commitments under the ABL Facility does not exceed $1,000.0 million. We also can incur up to an additional $500.0 million of secured indebtedness under the Term Loan Facility if certain specified conditions are met, subject also to the consent of the new or existing lenders providing such additional loans. If our current debt level increases, the related risks we face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming indebtedness of $3,144.6 million under our Credit Facilities (reflecting the $2,679.8 million outstanding under the Term Loan Facility and the $464.8 million available under the ABL Facility as of April 29, 2012), and taking into account our interest rate swap in effect as of April 29, 2012 as described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” each quarter point change in interest rates would result in an $1.2 million change in annual interest expense on our indebtedness under the ABL Facility and, if interest rates rise above the LIBOR floor of 1.50%, each quarter point change in interest rates would result in a $5.9 million change in annual interest expense on our indebtedness under the Term Loan Facility. We have additional interest rate swaps that are not currently in effect. In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into (including our existing swaps) may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks, including risks discussed elsewhere in this “Risk Factors” section.

If the financial institutions that are part of the syndicate of our ABL Facility fail to extend credit under our facility or reduce the borrowing base under our ABL Facility, our liquidity and results of operations may be adversely affected.

We may use the ABL Facility, in part, to fund our seasonal working capital needs, and accordingly, our need to draw on the ABL Facility may fluctuate significantly during the year. Each financial institution that is part of the syndicate for our ABL Facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under our facility. If any participant or group of participants with a significant portion of the commitments in our ABL Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected. In addition, the financial institutions that are part of the syndicate of our ABL Facility may reduce the borrowing base under our ABL Facility in certain circumstances. If our liquidity under our ABL Facility is materially adversely impacted, particularly during the harvesting and packing months of June through October when we typically have our highest cash needs, our results of operations could be materially adversely affected.

The pet product and food product categories in which we participate are highly competitive and, if we are not able to compete effectively, our results of operations could be adversely affected.

The pet product and food product categories in which we participate are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, product packaging, quality and innovation, taste, nutrition, breadth of product line, price and convenience. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from private label products that are generally sold at lower prices, imports, other national and regional brands and fresh and frozen alternatives. The impact of price gaps between our products and private label products may be particularly acute in our Consumer Products segment, where significant price gaps may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully introduce new products, reposition existing products or anticipate changes in pet or consumer preferences, which could adversely affect our results of operations.

Our future business and financial performance depend, in part, on our ability to successfully introduce new products and improved products, reposition existing products, and anticipate and offer products that appeal to the changing tastes, dietary habits and trends and product packaging preferences of consumers and their pets in the market categories in which we compete. Innovation may be particularly important in our Pet Products segment, where innovation plays a significant role in the competitive landscape and is a significant driver of sales and share growth in the pet food and pet snacks categories in which we compete. We cannot be certain that opportunities for product innovation will exist or that we will be able to successfully introduce new products or reposition existing products. We incur significant development and marketing costs in connection with the introduction of new products or repositioning of existing products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds behind a new product introduction to make it successful. If customers and consumers do not accept a new product, then the introduction of a new product can reduce our operating income as introduction costs, including slotting fees, may exceed revenues. If we are not able to anticipate, identify or develop and market products that respond to changes in pet or consumer preferences or if our new product introductions or repositioned products fail to gain consumer acceptance, we may not grow our business as anticipated, and our results of operations could be adversely affected.

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

Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depend significantly on our efforts to control our operating costs. Because many of our costs, such as energy and logistics costs, packaging costs and ingredient, commodity and raw product costs, are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency or other initiatives. If we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our results of operations could be adversely affected.

The inputs, commodities, ingredients and other raw materials that we require are subject to price increases and shortages that could adversely affect our results of operations.

The primary inputs, commodities, ingredients and other raw materials that we use include energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals. Prices for these and other items we use may be volatile and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather conditions, natural disasters, currency fluctuations, governmental regulations (including import restrictions), agricultural programs or issues, energy programs, labor strikes and the financial health of our suppliers. Input, commodity, ingredient and other raw material price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse effect on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both raw materials and finished product and natural gas prices also affect our production costs. If we are not able to implement our productivity initiatives or increase our product prices to offset price increases of our inputs, commodities, ingredients and other raw materials, as a result of consumer sensitivity to pricing or otherwise, or if sales volumes decline due to price increases, our results of operations could be adversely affected. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and negatively impact our results of operations.

Increases in logistics and other transportation-related costs could materially adversely impact our results of operations. Our ability to competitively serve our customers depends on the cost and availability of reliable transportation.

Logistics and other transportation related costs have a significant impact on our results of operations. We use multiple forms of transportation to bring our products to the market. They include ships, trucks, intermodals and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, service failures by our third-party logistics service provider, or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

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

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat and soybean meal used in the production of certain of our products. Additionally, we have hedging programs relating to interest rates, currency, natural gas and diesel fuel. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our current hedging and derivatives programs. We may cease any of our current programs or use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel, natural gas, and capital, including our assumptions about future prices, currency exchange rates and interest rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices, interest rates or currency exchange rates subsequently increase, or if we institute a hedge and prices, interest rates or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected. Additionally, changes in the value of our commodities and other derivatives accounted for as economic hedges are recorded directly as other income or expense. As of April 29, 2012, all our hedges were accounted for as economic hedges and we currently expect to continue such practice. Accordingly, volatility in interest rates, commodities and other hedged items could result in volatility in our results of operations.

The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2012, our top customer, Walmart (including Walmart’s stores and supercenters as well as SAM’S CLUB), represented approximately 34% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products business. Our ten largest customers represented approximately 63% of our overall list sales. These percentages may increase if there is consolidation among existing food retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, there can be no assurance that these customers will continue to purchase our products in the same quantities as they have in the past. Our customers are generally not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), or a reduction in shelf space for core grocery items may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations would be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

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

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. For example, in March 2007, we initiated a recall of a number of our pet food and pet snack products. Consumer or customer concerns (whether justified or not) regarding the safety of our products could adversely affect our business. A product recall or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products may also result in adverse publicity, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, which could have a material adverse effect on our brands, business, results of operations and financial condition. We also may be subject to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending the claims rather than operating our business.

Transformative plans involve risk and may adversely affect our business and financial results.

We currently have and may in the future contemplate and adopt plans intended to effect significant change within our Company. For example, in fiscal 2012, we implemented a new strategic plan for which we incurred costs and expect to incur future costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategy” for a description of the strategic plan. Our current strategic plan involves a number of initiatives which may tax our management resources. Our future plans, if any, may, but need not, involve closure or disposal of plants, distribution centers, businesses or other assets as well as headcount reductions or reductions in our number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or the acceleration of remediation expenses or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts may divert management’s and other employees’ attention from other business concerns or may otherwise disrupt our business. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies. In addition, the success of our strategic plan and efforts to grow our business depends on the contributions and abilities of key executives, as well as innovation, marketing and other personnel. Our success also depends, in part, on our continuing ability to identify, hire, train and retain highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area where our headquarters is located. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.

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

Government regulation, scrutiny, warnings and public perception could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing pet products and food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. On January 4, 2011, the FDA Food Safety Modernization Act, which is intended to ensure food safety, was enacted. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including federal Country of Origin Labeling (“COOL”) requirements, can be costly or may otherwise adversely affect our business. For example, legislation has been adopted in various jurisdictions in the United States to regulate bisphenol-A (which is an odorless, tasteless food-grade chemical commonly used in the food industry to coat the interior of cans). Although the FDA currently allows the use of bisphenol-A in food packaging materials, public reports and concerns regarding the potential hazards of bisphenol-A could contribute to a perceived safety risk for products packaged using bisphenol-A . Discussions, stories, concerns and warnings regarding bisphenol-A appear in various media outlets and other venues. We may be adversely affected by this publicity as well as any future warnings, guidance, recommendations, developments or publicity. The FDA has called for further research on bisphenol-A and may in the future change its position on bisphenol-A. If legislation or other regulations are enacted restricting the use of bisphenol-A or requiring us to provide warnings regarding bisphenol-A under, for example, California’s Proposition 65, our costs of production could increase or our sales could be adversely affected. Alternatives to bisphenol-A may be costly or less effective, which could adversely affect our results of operations. There is no assurance that alternative packaging, if any, will maintain the current shelf life of our products. Other chemicals and substances that may be found, or may be purported to be found, in our products, including minerals such as lead, are already listed under Proposition 65. Additionally, other chemicals and substances that may be found in our products have also been proposed for listing under Proposition 65. Failure to comply with all applicable laws and regulations, including, among others, Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

A change in the assumptions used to value our reporting units or our indefinite-lived intangible assets could result in goodwill or other intangible asset impairment charges, which would adversely affect our results of operations.

As of April 29, 2012, our goodwill was comprised of $1,976.1 million related to our pet products reporting unit and $143.6 million related to our consumer products reporting unit. We typically test goodwill of our pet products and consumer products reporting units for impairment at least annually. Events indicative of a potential impairment (such as a decrease in the cash flow relating to a reporting unit) may cause us to perform additional tests for impairment and may also cause us to change our judgments or assumptions. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. For goodwill, we determine the estimated fair value of a reporting unit using the income approach (which is based on the cash flows the reporting unit is expected to generate over its remaining life) and the market approach (which is based on market multiples of similar businesses). As of April 29, 2012, the book value of our capitalized brand names that we have determined have indefinite lives (“Non-Amortizing Brands”) was $1,871.4 million. We typically test our Non-Amortizing Brands for impairment at least annually. Events indicative of a potential impairment (such as a significant decline in the expected sales associated with a brand) may cause us to perform additional tests for impairment. Non-Amortizing Brands are considered impaired if the book value for the brand exceeds its estimated fair value. We determine the estimated fair value of a Non-Amortizing Brand using the relief from royalty method (which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it). Considerable judgment by us is necessary in estimating future cash flows, market interest rates, discount factors, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and Non-Amortizing Brands. Many of these factors reflect our assumptions regarding the future performance of our businesses, which may be impacted by risks discussed elsewhere in this “Risk Factors” section. If we change our judgments or assumptions used in valuing our goodwill or other intangible assets in connection with any future impairment tests, we may conclude that the estimated fair value of the goodwill or Non-Amortizing Brand (as applicable) is less than the book value. This would result in a write down of the goodwill or Non-Amortizing Brand book value to the estimated fair value and recognition of an impairment charge. Any such impairment charge would adversely affect our earnings and could be material.

Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade spending programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must execute effective and efficient marketing investments and trade spending programs with respect to our businesses overall to sustain our competitive position in our markets. Marketing investments may be costly. Additionally, we may, from time to time, change our marketing and trade spending strategies, including the timing or nature of our related promotional programs. The sufficiency and effectiveness of our marketing and trade spending practices is important to our ability to retain or improve our market share or margins. If our marketing and trade spending programs are not successful or if we fail to implement sufficient and effective marketing and trade spending programs, our business, results of operations and financial condition may be adversely affected.

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

Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, criminal activity or exchange rates, may adversely affect our operations.

Our foreign operations and relationships with foreign suppliers and co-packers, as well as our export of certain products (particularly pet products), subject us to the risks of doing business abroad. We are subject to the Foreign Corrupt Practice Act of 1977, as amended. As of April 29, 2012, three of our twenty production facilities were located abroad and ten of our twenty co-packers were located in foreign locations. The countries from which we source our products and in which we have some facilities may be subject to political and economic instability, which may adversely affect our results of operations. For example, Venezuela (where we have one production facility) and Mexico (where we have two production facilities) are currently experiencing political and economic instability. For example, in Venezuela, the government has seized several food production facilities for allegedly skirting price controls and has recently imposed price controls on our juice products. Given the political and economic instability in the region, the Venezuelan government may take actions that impact our operations. In Mexico, criminal activity has impacted the country’s logistics and infrastructure, including recent gang attacks on businesses. Items produced by us in Mexico are sold primarily in the United States and the transportation and import of such products may be disrupted. Furthermore, foreign countries in which we produce our products as well as countries to which we export our products may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject, which may adversely affect our business. Other events that disrupt foreign production, sourcing, or transportation (such as labor unrest) or generate consumer concerns (whether justified or not) regarding foreign-produced products could also adversely affect our business. Finally, our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject, which may adversely affect our business.

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

From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in currency and interest rates, including forward contracts and swap agreements. Additionally, in the future, we may enter into arrangements with financial institutions and other counterparties to hedge our exposure to fluctuations in commodity prices, including swap agreements, as an alternative to exchange-traded derivatives. A number of financial institutions similar to those that serve or may serve as counterparties to our hedging arrangements were adversely affected by the global credit crisis. The failure of any of the counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our financial position and results of operations.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our brand names and trademarks, including the marks Del Monte, Meow Mix , Kibbles ‘n Bits and Milk-Bone, are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. The steps we take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others may not be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

Intellectual property infringement or violation claims may adversely impact our results of operations.

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, such risk may be exacerbated. We have in the past been subject to such claims. For example, as described in more detail in “Note12. Commitments and Contingencies” of our consolidated financial statements in this Annual Report on Form 10-K, in April 2012, we lost a case brought against us by Fresh Del Monte Produce Inc. As a result of the judgment against us, we will be required to pay, among other things, compensatory damages of approximately $13.2 million. We have also voluntarily stopped producing certain fruit products named in the litigation. Claims of infringement or violation may require us to engage in litigation to determine the scope and validity of such claims, change our products or cease selling certain products. Any of such events may adversely impact our results of operations.

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

As of April 29, 2012, we have 16 collective bargaining agreements with 15 union locals covering approximately 75% of our hourly full time and seasonal employees. Of these employees, approximately 78% are covered under collective bargaining agreements scheduled to expire in fiscal 2013 and approximately 6% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2014. We may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of our significant collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

Our Del Monte brand name could be confused with names of other companies who, by their act or omission, could adversely affect the value of the Del Monte brand name.

We have licensed the Del Monte brand name (and with respect to The Philippines and South Africa, transferred title) to various unaffiliated companies internationally and, for some products, in the United States. The common stock of one licensee, Fresh Del Monte Produce Inc., is publicly traded in the United States. Acts or omissions by these unaffiliated companies may adversely affect the value of the Del Monte brand name and demand for our products. Third-party announcements or rumors about these licensees could also have these negative effects. In addition, in connection with the 2002 Merger, Heinz retained its ownership of some of the brand names used by our businesses in countries in which we do not compete. Acts or omissions by Heinz, its licensees or its transferees that adversely affect the value of these brand names may also adversely affect demand for our products.

Funds affiliated with KKR, Vestar and Centerview (collectively, the “Sponsors”), as well as AlpInvest, indirectly own substantially all of the equity interests in us and may have conflicts of interest with us or the holders of our indebtedness in the future.

Investment funds affiliated with the Sponsors and other investors collectively own substantially all of our outstanding equity securities, and the Sponsors’ designees hold substantially all of the seats on our board of directors. As a result, affiliates of the Sponsors and other investors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether others believe that any such transactions are in their own best interests. For example, affiliates of the Sponsors and other investors could collectively cause us to make acquisitions that increase the amount of our indebtedness or to sell assets, or could cause us to issue additional capital stock or declare dividends. So long as investment funds affiliated with the Sponsors and other investors continue to indirectly own a significant amount of the outstanding shares of our common stock or otherwise control a majority of our board of directors, affiliates of the Sponsors and other investors will continue to be able to strongly influence or effectively control our decisions. The Credit Facilities and the indenture governing the Notes permit us to pay advisory and other fees, pay dividends and make other restricted payments to the Sponsors under certain circumstances and the Sponsors or their affiliates may have an interest in our doing so. In addition, the Sponsors and other investors have no obligation to provide us with any additional debt or equity financing.

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

As of April 29, 2012, as listed below, our principal facilities included 17 production facilities and nine distribution centers in the U.S, and three production facilities in foreign locations. Our combined production facilities total approximately 5.9 million square feet of owned property, while our distribution centers total approximately 1.6 million square feet of owned property and approximately 3.0 million square feet of leased property. We generally own our production facilities. Our distribution centers are owned or leased by us. We also use distribution centers operated by third parties. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties are subject to first lien mortgages and second lien mortgages in favor of the lenders under our senior secured term loan facility and our senior secured asset-based revolving facility, respectively.

The following table lists our principal production facilities and distribution centers as of April 29, 2012:

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

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We also lease additional administrative facilities in Pittsburgh, PA. We own our primary research and development facility in Walnut Creek, CA. In addition, our research and development facilities in Terminal Island, CA are located on leased land. In May 2012, we announced plans to close our Kingsburg, California production facility following this summer’s peach canning season. In addition, in June 2012, we purchased a fruit production facility and warehouse in Yakima County, Washington. See “Note 18. Subsequent Events” of our consolidated financial statements in this Annual Report on Form 10-K for a description of these transactions.

As of April 29, 2012, we had certain properties held for sale with no net book value.

We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3.	Legal Proceedings

For a description of our material pending legal proceedings, see “Note 12. Commitments and Contingencies” of our consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

As of April 29, 2012, our outstanding common stock was privately held, and there was no established public trading market for our common stock.

We have not paid or declared dividends since the Merger on March 8, 2011. We declared aggregate dividends of $53.0 million and paid aggregate dividends of $62.9 million during the period from May 3, 2010 through March 7, 2011. In the period from May 3, 2010 through March 7, 2011, the quarterly dividend declared was $0.09 per share of outstanding common stock of DMFC in the first through third quarters, and the quarterly dividend paid was $0.05 per share in the first quarter and $0.09 per share in the second through fourth quarters.

We expect to continue to use cash flows from operations (and other sources of cash, if any) to finance our working capital needs, to develop and grow our business (including capital expenditures), to reduce debt, to fund contributions to our defined benefit plans and for general corporate purposes. We may from time to time consider other uses for our cash flows from operations and other sources of cash. Such uses may include, but are not limited to, acquisitions or future transformation or restructuring plans. Currently, there are no plans to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of the restrictions on our ability to pay dividends.

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended April 29, 2012.

Issuer Purchases of Equity Securities

No DMC shares were repurchased during fiscal 2012.

Item 6.	Selected Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated (in millions). The selected historical financial data presented below was derived from the audited balance sheets as of April 29, 2012, May 1, 2011, May 2, 2010, May 3, 2009 and April 27, 2008, respectively, and the audited statements of income (loss) for fiscal 2012, the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011, fiscal 2010, fiscal 2009 and fiscal 2008, respectively, as audited by KPMG LLP. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011 (b)	May 3, 2010 through March 7, 2011 (c)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Statement of income (loss) data (a):
Net sales	$3,676.2	$564.8	$3,101.3	$3,739.8	$3,626.9	$3,179.8
Cost of products sold	2,623.6	457.0	2,073.6	2,510.6	2,622.7	2,319.9

Gross profit	1,052.6	107.8	1,027.7	1,229.2	1,004.2	859.9
Selling, general and administrative expense	682.4	108.9	535.7	721.2	643.3	541.4
Transaction and related costs	—	82.8	68.8	—	—	—

Operating income (loss)	370.2	(83.9)	423.2	508.0	360.9	318.5
Interest expense	251.1	44.3	66.7	116.3	110.3	131.4
Other (income) expense	55.5	25.7	(5.2)	9.8	24.1	(2.5)

Income (loss) from continuing operations before income taxes	63.6	(153.9)	361.7	381.9	226.5	189.6
Provision (benefit) for income taxes	32.3	(49.0)	139.8	139.9	78.8	71.9

Income (loss) from continuing operations	31.3	(104.9)	221.9	242.0	147.7	117.7
Income from discontinued operations (net of taxes of $(1.3), $0.2, $(2.6), $(0.9), $14.3 and $(4.0), respectively)	1.3	0.4	0.9	2.3	24.6	15.4

Net income (loss)	$32.6	$(104.5)	$222.8	$244.3	$172.3	$133.1

	Successor			Predecessor
	April 29, 2012	May 1, 2011		May 2, 2010	May 3, 2009	April 27, 2008
Balance sheet data (a):
Total assets	$7,243.1	$7,203.7		$4,288.9	$4,321.3	$4,546.3
Long-term debt, excluding current portion	3,883.0	3,973.1		1,255.2	1,525.9	1,854.8
Stockholder’s equity	1,501.3	1,485.4		1,827.4	1,606.5	1,500.5

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011 (b)	May 3, 2010 through March 7, 2011 (c)	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cash flow data (a):
Cash flows provided by operating activities	$340.7	$85.2	$254.3	$355.9	$200.6	$286.9
Cash flows provided by (used in) investing activities	(122.8)	(3,882.7)	(66.1)	(104.9)	277.1	(79.7)
Cash flows provided by (used in) financing activities	(23.7)	4,002.6	(91.5)	(336.2)	(361.3)	(194.5)
Capital expenditures	81.8	25.8	66.1	104.9	88.7	96.7

(a)	For all periods presented, the operating results and assets and liabilities related to the StarKist Seafood Business have been classified as discontinued operations. We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Statement of Cash Flows for all periods presented.
(b)	The financial results for the period March 8, 2011 through May 1, 2011 represent the 8-week Successor period reflecting the Merger.
(c)	The financial results for the period May 3, 2010 through March 7, 2011 represent the 44-week Predecessor period prior to the Merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended April 29, 2012. This discussion should be read in conjunction with our consolidated financial statements for the fiscal year ended April 29, 2012, periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011 and fiscal year ended May 2, 2010 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Merger

On March 8, 2011, we were acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview”). Under the terms of the merger agreement, the stockholders of Del Monte Foods Company (“DMFC”) received $19.00 per share in cash. The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). DMFC stockholders approved the transaction on March 7, 2011. DMFC’s common stock ceased trading on the New York Stock Exchange before the opening of the market on March 9, 2011. See “Note 12 Commitments and Contingencies” of our consolidated financial statements in the Annual Report on Form 10-K for a discussion of the shareholder litigation related to the Merger.

On April 26, 2011, DMFC merged with and into Del Monte Corporation (“DMC”), with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent.

Fiscal Year

Our fiscal year ends on the Sunday closest to April 30. Every five or six years, depending on leap years, our fiscal year has 53 weeks. Fiscal 2012, the twelve months ended May 1, 2011 and fiscal 2010 each contained 52 weeks.

As discussed above, we completed the Merger on March 8, 2011. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Periods presented prior to March 8, 2011 represent the operations of the predecessor company (“Predecessor”) and periods presented after March 8, 2011 represent the operations of the successor company (“Successor”). The twelve months ended May 1, 2011 includes the 44-week Predecessor period from May 3, 2010 through March 7, 2011 (“Predecessor Period”) and the 8-week Successor period from March 8, 2011 through May 1, 2011 (“Successor Period”). For comparison purposes, the discussion of results of operations below is generally based on fiscal year 2012 compared to the mathematical combination of the Successor Period and Predecessor Period, which we believe provides a meaningful understanding of the underlying business.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages and ratios):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Change (a)	% Change	Volume (b)	Rate (c)
Net sales	$3,676.2	$564.8	$3,101.3	$10.1	0.3%	(2.1%)	2.4%
Cost of products sold	2,623.6	457.0	2,073.6	93.0	3.7%	(1.2%)	4.9%

Gross profit	1,052.6	107.8	1,027.7	(82.9)	(7.3%)
Selling, general and administrative (“SG&A”) expense	682.4	108.9	535.7	37.8	5.9%
Transaction and related costs	—	82.8	68.8	(151.6)	(100.0%)

Operating income (loss)	$370.2	$(83.9)	$423.2	$30.9	9.1%

Gross margin	28.6%	19.1%	33.1%

SG&A as a % of net sales	18.6%	19.3%	17.3%

Operating income margin	10.1%	(14.9%)	13.6%

(a)	This column represents the difference between fiscal 2012 and the mathematical combination of the Successor Period and the Predecessor Period.
(b)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(c)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

	Trailing Twelve Months Ended April 29, 2012	Trailing Twelve Months Ended May 1, 2011
Adjusted EBITDA (as specified in our debt agreements (d))	$590.7	$661.0
Ratio of net debt to Adjusted EBITDA (e)	6.1x	5.8x

(d)	Refer to “Reconciliation of Non-GAAP Financial Measures” below.
(e)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

Executive Overview

In fiscal 2012, we achieved net sales of $3,676.2 million, operating income of $370.2 million and net income of $32.6 million. In the Successor Period, our net sales were $564.8 million, our operating loss was $83.9 million and our net loss was $104.5 million. In the Predecessor Period, our net sales were $3,101.3 million, our operating income was $423.2 million and our net income was $222.8 million. Adjusted EBITDA was $590.7 million for the trailing twelve months ended April 29, 2012 and $661.0 million for the trailing twelve months ended May 1, 2011. Our ratio of net debt to Adjusted EBITDA was 6.1x for the trailing twelve months ended April 29, 2012 and 5.8x for the trailing twelve months ended May 1, 2011. Refer to “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of these measures to the most directly comparable GAAP measures as presented in our financial statements.

Net sales increased $10.1 million in fiscal 2012 resulting from higher sales in our Pet Products segment primarily driven by new product sales almost entirely offset by lower sales in our Consumer Products segment driven by category softness and increased competitive promotional activity.

Operating income in fiscal 2012 increased by $30.9 million driven by the absence of fees and expenses related to the Merger. Additionally, the Successor Period included $33.8 million of amortization of the fair value step-up of inventory. Operating income in fiscal 2012 was negatively impacted by increased operating costs, primarily due to higher ingredient costs in our Pet Products segment, and volume declines in our Consumer Products segment, partially offset by new product sales, primarily in our Pet Products segment.

At April 29, 2012, our total debt was $3,983.1 million. In fiscal 2012, our interest expense increased $140.1 million compared to the Predecessor Period and Successor Period combined. On June 28, 2012, in accordance with the terms of our Senior Secured Term Loan Credit Agreement, we made a payment of $91.1 million representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012. As a result of this excess cash flow payment, no quarterly payments will be due in fiscal 2013.

Strategy

During fiscal 2012, based on a comprehensive review of our recent financial results and marketplace performance, we developed a new strategy and began a process of transforming Del Monte to upgrade the capabilities we need to deliver it. Our strategic direction, which we refer to as the 4C’s, focuses on our Consumers, Customers, Capabilities and Costs. Each of the 4C’s work together to define the strategic destination to which we aspire, which will drive our financial performance:

Consumers—Our goal is to create compelling brand value propositions grounded in superior insights and fueled by appropriate portfolio roles, brand investment and innovation.

Customers—We will strive to emerge as the strategic supplier of choice for our customers, jointly serving our consumers across channels with differentiated category insight, customer and shopper marketing, and category and retail execution.

Capabilities—We aspire to evolve our culture to meet marketplace needs by creating competitive and cutting-edge capabilities and a compelling employee value proposition.

Costs—Our plan is to create a focused, efficient, service-oriented cost structure with top-tier productivity and business processes.

Underlying the 4C’s is our culture. Our strategy requires that the entire organization begin to work differently with greater cross-functional alignment and collaboration, an eye toward continuous improvement, and a focus on the consumer and customer. The culture needs to activate our core values and be the foundational platform upon which business priorities and strategies are enabled.

To drive our transformation, we have developed a plan outlining the initiatives to be completed over the next three years. In fiscal 2013, we plan to focus on these initiatives by applying insights and improved go-to-market capabilities developed in fiscal 2012 to build a foundation for future growth. As a result of the investments we will be making in fiscal 2013, we are seeking to accelerate top line growth and Adjusted EBITDA in the future. Our objective is sustainable Adjusted EBITDA growth based on strong brands coupled with higher levels of innovation.

Results of Operations

Fiscal 2012 vs. Successor Period and Predecessor Period

Net sales

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Change (a)	% Change	Volume (b)	Rate (c)
	(in millions)		(in millions, except percentages)
Net sales:
Pet Products	$1,860.8	$271.0	$1,513.2	$76.6	4.3%	1.3%	3.0%
Consumer Products	1,815.4	293.8	1,588.1	(66.5)	(3.5%)	(5.3%)	1.8%

Total	$3,676.2	$564.8	$3,101.3	$10.1	0.3%

(a)	This column represents the difference between fiscal 2012 and the mathematical combination of the Successor Period and the Predecessor Period.

(b)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(c)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $10.1 million, or 0.3%, in fiscal 2012 compared to the Successor Period and Predecessor Period combined. The increase was due to increased net sales in our Pet Products segment, driven by new product sales and net pricing (pricing net of trade spending), offset by decreased net sales in our Consumer Products segment, driven by lower retail sales. Net pricing was positive in both the Pet Products and Consumer Products segments, though impacted by increased trade promotional activity.

Net sales in our Pet Products segment increased $76.6 million, or 4.3%, in fiscal 2012 compared to the Successor Period and Predecessor Period combined. The increase was driven by new product sales and net pricing, partially offset by declines in existing product sales. Net pricing was impacted by increased trade promotional activity.

Net sales in our Consumer Products segment decreased by $66.5 million, or 3.5%, in fiscal 2012 compared to the Successor Period and Predecessor Period combined. This decrease was primarily driven by lower retail sales across the portfolio, driven by category softness, the absence of certain promotional programs undertaken in the prior year and higher promotional activity by our competitors. Increased trade spending also negatively impacted our net sales for fiscal 2012.

Cost of products sold

Cost of products sold increased by $93.0 million, or 3.7%, in fiscal 2012 compared to the Successor Period and the Predecessor Period combined. This increase was primarily due to higher ingredient costs in our Pet Products segment and higher packaging and raw product costs in our Consumer Products segment, partially offset by the absence of the amortization of the fair value step-up of inventory of $33.8 million recorded as a result of the Merger in the Successor Period.

In fiscal 2013, we expect overall costs, primarily driven by ingredient costs, packaging costs and transportation costs, to be higher than in fiscal 2012, although at a reduced level of inflation. We continue to expect strong productivity savings in fiscal 2013.

Gross margin

Our gross margin percentage for fiscal 2012 decreased 2.4 points to 28.6% compared to the Successor Period and the Predecessor Period combined. Gross margin was impacted by a 3.3 margin point decrease related to the higher costs noted above and a 0.7 margin point decrease due to product mix, partially offset by a 1.6 margin point increase due to pricing.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense increased by $37.8 million, or 5.9%, during fiscal 2012 compared to the Successor Period and the Predecessor Period combined. This increase was primarily driven by a $36.5 million increase in amortization of intangibles. Additionally, compensation costs increased driven by severance costs incurred in connection with organizational changes during fiscal 2012 and the make-whole payment to our Chief Executive Officer, partially offset by lower Annual Incentive Plan accruals, a $10.2 million decrease in marketing expense and decreased payroll-related costs resulting from organizational changes during fiscal 2012.

Transaction and related costs

There were no transaction and related costs in fiscal 2012. Transaction and related costs were $82.8 million for the Successor Period, primarily consisting of deal fees, financial advisory fees, legal fees and other professional service fees from the Merger. Transaction and related costs were $68.8 million for the Predecessor Period, primarily consisting of accelerated stock compensation expense, investment banking fees and legal fees.

Operating income (loss)

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Change (a)	% Change
	(in millions)		(in millions, except percentages)
Operating income (loss):
Pet Products	$323.2	$26.2	$351.5	$(54.5)	(14.4%)
Consumer Products	117.2	9.1	170.9	(62.8)	(34.9%)
Corporate (b)	(70.2)	(119.2)	(99.2)	148.2	(67.9%)

Total	$370.2	$(83.9)	$423.2	$30.9	9.1%

(a)	This column represents the difference between fiscal 2012 and the mathematical combination of the Successor Period and the Predecessor Period.
(b)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2012, the Successor Period and the Predecessor Period, Corporate includes $0.0, $82.8 million and $68.8 million of transaction-related costs, respectively.

Operating income increased by $30.9 million, or 9.1%, during fiscal 2012 compared to the Successor Period and the Predecessor Period combined, primarily due to the transaction and related costs in the Successor Period and Predecessor Period noted above, as well as the amortization of the fair value step-up of inventory recorded as a result of the Merger in the Successor Period. Net pricing also contributed to the increase. Operating income was negatively impacted by increased operating costs, including a $36.5 million increase in amortization of intangibles, and volume declines in our Consumer Products segment.

Our Pet Products segment’s operating income decreased by $54.5 million, or 14.4%, during fiscal 2012 compared to the Successor Period and the Predecessor Period combined. This decrease was driven primarily by increased operating costs, including ingredient costs and amortization of intangibles, partially offset by net pricing and the $16.2 million cost related to inventory step-up in the Successor Period noted above.

Our Consumer Products segment’s operating income decreased by $62.8 million, or 34.9%, during fiscal 2012 compared to the Successor Period and Predecessor Period combined. This decrease was driven primarily by the lower net sales and increased operating costs noted above, partially offset by the $17.6 million amortization of the step-up value of inventory in the Successor Period.

Our Corporate expenses decreased by $148.2 million, or 67.9%, in fiscal 2012 compared to the Successor Period and Predecessor Period combined driven by the transaction and related costs in the Predecessor Period and Successor Period noted above.

Interest expense

Interest expense increased by $140.1 million, or 126.2%, in fiscal 2012 compared to the Successor Period and Predecessor Period combined. This increase was driven by the impact of higher average debt levels as a result of the Merger.

Other (income) expense

Other expense of $55.5 million for fiscal 2012 was comprised primarily of losses on interest rate hedging contracts. Other expense of $25.7 million for the Successor Period was comprised primarily of the $15.8 million premium over the fair value of senior subordinated notes acquired in the tender offers or redeemed and losses on hedging contracts. See “Liquidity and Capital Resources—Description of Indebtedness” for a complete description of the financing transactions. Other income of $5.2 million for the Predecessor Period was comprised primarily of gains on foreign currency transactions. As a result of our policy decision to no longer seek hedge accounting for our derivative contracts subsequent to the Merger, we expect other (income) expense to fluctuate from period-to-period.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2012 increased to 50.8% compared to the Successor Period and Predecessor Period combined. The increase in the tax rate was primarily due to the non-deductibility of certain severance related expenses. We expect our effective tax rate to be between 36% and 38% in fiscal 2013.

Reconciliation of Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). In this Annual Report on Form 10-K, we also provide certain non-GAAP financial measures—Adjusted EBITDA and ratio of net debt to Adjusted EBITDA. We present Adjusted EBITDA because we believe that it is an important supplemental measure relating to our financial condition since it is used in certain covenants in the indenture that governs our 7.625% Senior Notes due 2019 (referred to therein as “EBITDA”) and the credit agreements relating to our term loan and revolver (referred to therein as “Consolidated EBITDA”). We present the ratio of net debt to Adjusted EBITDA because it is used internally to focus management on year-over-year changes in our leverage and we believe this information is also helpful to investors. We use Adjusted EBITDA in this leverage measure because we believe our investors are familiar with Adjusted EBITDA and that consistency in presentation of EBITDA-related measures is helpful to investors.

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

We caution investors that our presentation of Adjusted EBITDA and ratio of net debt to Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA also differs from the adjusted EBITDA measure that was presented by DMFC prior to the Merger.

	Trailing Twelve Months Ended April 29, 2012		Trailing Twelve Months Ended May 1, 2011
	(in millions)
Reconciliation:
Operating income	$370.2		$—
Operating loss—Successor Period	—		(83.9)
Operating income—Predecessor Period	—		423.2
Adjustments to derive EBITDA:
Other income (expense)	(55.5)		(20.5)
Depreciation and amortization expense	149.8		101.7
Amortization of debt issuance costs and debt discount [1]	(25.2)		(9.2)

EBITDA	$439.3		$411.3
Non-cash charges	4.4		33.0
Derivative transactions	60.4		23.7
Non-cash stock based compensation	9.7		45.7
Non-recurring (gains) losses	23.3		(1.0)
Merger-related items	13.3		118.4
Early extinguishment of debt	—		15.8
Business optimization charges	30.2		6.3
Other	10.1		7.8

Adjusted EBITDA	$590.7		$661.0

Net debt [2]	$3,580.3		$3,803.4
Ratio of net debt to Adjusted EBITDA	6.1	x	5.8	x

[1]	Represents adjustments to eliminate duplicate reporting of the amortization of debt issuance costs and debt discount.
[2]	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

Successor Period and Predecessor Period vs. Fiscal 2010

Net sales

	Successor	Predecessor
	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010	Change (a)	% Change	Volume (b)	Rate (c)
	(in millions)	(in millions, except percentages)
Net sales:
Pet Products	$271.0	$1,513.2	$1,750.0	$34.2	2.0%	3.7%	(1.7%)
Consumer Products	293.8	1,588.1	1,989.8	(107.9)	(5.4%)	(3.8%)	(1.6%)

Total	$564.8	$3,101.3	$3,739.8	$(73.7)	(2.0%)

(a)	This column represents the difference between the mathematical combination of the Successor Period and the Predecessor Period, and fiscal 2010.
(b)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(c)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

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

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense decreased by $76.6 million, or 10.6%, during the Successor Period and the Predecessor Period combined compared to fiscal 2010. This decrease was primarily driven by a $76.6 million, or 35%, decrease in marketing costs resulting primarily from a shift in spending from marketing to trade spending as a result of increased competitive promotional activity.

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

Operating income (loss)

	Successor	Predecessor
	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010	Change (a)	% Change
	(in millions)	(in millions, except percentages)
Operating income (loss):
Pet Products	$26.2	$351.5	$355.5	$22.2	6.2%
Consumer Products	9.1	170.9	222.6	(42.6)	(19.1%)
Corporate (b)	(119.2)	(99.2)	(70.1)	(148.3)	211.6%

Total	$(83.9)	$423.2	$508.0	$(168.7)	(33.2%)

(a)	This column represents the difference between the mathematical combination of the Successor Period and the Predecessor Period, and fiscal 2010.
(b)	Corporate represents expenses not directly attributable to reportable segments. For the Successor Period, the Predecessor Period and fiscal 2010, Corporate includes $82.8 million, $68.8 million and $0.0 of transaction-related costs, respectively.

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

Other (income) expense

Other expense of $25.7 million for the Successor Period was comprised primarily of the $15.8 million premium over the fair value of senior subordinated notes acquired in the tender offers or redeemed and losses on hedging contracts. See “Liquidity and Capital Resources—Description of Indebtedness” for a complete description of the financing transactions. Other income of $5.2 million for the Predecessor Period was comprised primarily of gains on foreign currency transactions. Other expense of $9.8 million for fiscal 2010 was comprised primarily of expense related to the discontinuation of hedge accounting for our three-year $400.0 million interest rate swap in connection with the fiscal 2010 refinancing of our senior credit facility. As a result of our policy decision to no longer seek hedge accounting for our derivative contracts subsequent to the Merger, we expect other (income) expense to fluctuate from period-to-period.

Provision for income taxes

The effective tax rate for continuing operations for the Successor Period and Predecessor Period combined increased compared to 36.6% for fiscal 2010. The increase in the tax rate was primarily due to the non-deductibility of certain Merger-related expenses.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver, our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions or transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

We made contributions to our defined benefit pension plan of $15.0 million for fiscal 2012. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We made contributions in excess of our required minimum amounts during fiscal 2012 and the twelve months ended May 1, 2011. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make contributions of approximately $15.0 million in fiscal 2013.

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

Senior Secured Term Loan Credit Agreement

We are party to a senior secured term loan credit agreement (the “Senior Secured Term Loan Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein, that initially provided for a $2,700.0 million senior secured term loan B facility (with all related loan documents, and as amended from time to time, the “Term Loan Facility”) with a term of seven years.

Interest Rates. Loans under the Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.50%) or (ii) a base rate (with a floor of 2.50%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. See “Note 6. Derivative Financial Instruments” of our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our interest rate swaps.

Principal Payments. The Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from September 30, 2011 to December 31, 2017. On June 28, 2012, we made a payment of $91.1 million representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012. No quarterly payments will be due in fiscal 2013 due to the excess cash flow payment (described below) being applied to such quarterly payments. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of April 29, 2012, the amount of outstanding loans under the Term Loan Facility was $2,679.8 million and the interest rate payable was 4.50%, or 4.59% after giving effect to our interest rate swaps.

The Senior Secured Term Loan Credit Agreement also requires us to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with, among other things:

•

Commencing with our fiscal year ended April 29, 2012, 50% (which percentage will be reduced to 25% if our leverage ratio is 5.5x or less and to 0% if our leverage ratio is 4.5x or less) of our annual excess cash flow, as defined in the Senior Secured Term Loan Credit Agreement;

•

100% of the net cash proceeds of certain casualty events and non-ordinary course asset sales or other dispositions of property for a purchase price above $10 million, in each case, subject to our right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from debt permitted under the Senior Secured Term Loan Credit Agreement.

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

Senior Secured Asset-Based Revolving Facility

We are party to a credit agreement (the “Senior Secured Asset-Based Revolving Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders and agents parties thereto, that provides for senior secured financing of up to $750.0 million (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years.

Interest Rates. Borrowings under the ABL Facility bear interest at an initial interest rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate, or (ii) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is currently 2.0% (and may increase to 2.50% depending on average excess availability) and with respect to base rate borrowings is currently 1.00% (and may increase to 1.50% depending on average excess availability).

Commitment Fees. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee that was initially 0.500% per annum in respect of the unutilized commitments thereunder. The commitment fee rate from time to time is 0.375% or 0.500% depending on the amount of unused commitments under the ABL Facility for the prior fiscal quarter. We must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

Availability under the ABL Facility. Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of April 29, 2012, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $30.7 million and the net availability under the ABL Facility was $464.8 million.

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

Senior Notes Due 2019

We have outstanding senior notes due February 15, 2019 with an aggregate principal amount of $1,300.0 million and a stated interest rate of 7.625% (the “7.625% Notes”). The indenture governing the senior notes is hereinafter referred to as the “Senior Notes Indenture.”

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

Security Interests

Indebtedness under the Term Loan Facility is generally secured by a first priority lien on substantially all of our assets other than inventories and accounts receivable, and by a second priority lien with respect to inventories and accounts receivable. The ABL Facility is generally secured by a first priority lien on our inventories and accounts receivable and by a second priority lien on substantially all of our other assets. The 7.625% Notes are our senior unsecured obligations and rank senior in right of payment to any future indebtedness and other obligations that expressly provide for their subordination to the 7.625% Notes; rank equally in right of payment to all of the existing and future unsecured indebtedness; are effectively subordinated to all of the existing and future secured debt (including obligations under the Term Loan Facility and ABL Facility described above) to the extent of the value of the collateral securing such debt; and are structurally subordinated to all existing and future liabilities, including trade payables, of the non-guarantor subsidiaries, to the extent of the assets of those subsidiaries.

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

Deferred Debt Issuance and Debt Extinguishment Costs

In connection with entering into the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and the Senior Notes Indenture, we capitalized $164.2 million of deferred debt issuance costs; these costs are being amortized as interest expense over the term of the related debt instrument. In connection with the tender offers for the 6 3/4% Notes and 7 1/2% Notes, we recognized $15.8 million of expense (included in other (income) expense for the Successor Period) which represents the excess cash consideration paid in connection with the tender offers and redemption of the remaining senior subordinated notes over the fair value of the senior subordinated notes as of the Merger date. In addition, in accordance with the acquisition method of accounting described in “Note 1. Business and Basis of Presentation” to our consolidated financial statements in this Annual Report on Form 10-K, outstanding debt immediately prior to the Merger was recorded on the opening balance sheet for the Successor Period at fair value. Because we adjusted the book value of the Prior Credit Facility and senior subordinated notes to fair value, $25.2 million of deferred debt issuance costs and $94.2 million of debt extinguishment costs (including tender offer premiums) were reflected as a fair value adjustment rather than being written off.

Maturities

As of April 29, 2012, mandatory payments of long-term debt (representing debt under the Term Loans, 7.625% Notes and the fiscal 2013 excess cash flow payment of $91.1 million) are as follows (in millions) 1:

2013	$91.1
2014	26.3
2015	26.3
2016	26.3
2017	26.3
Thereafter	3,783.5

[1]	Does not include any excess cash flow or other principal prepayments beyond fiscal 2013 that may be required under the terms of the Senior Secured Term Loan Credit Agreement, as described above.

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

Senior Notes Indenture Restrictive Covenants. The restrictive covenants in the Senior Notes Indenture include covenants limiting our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain types of preferred stock, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase our capital stock, make investments, prepay certain indebtedness, and engage in certain transactions with affiliates, as well as limiting the ability of our restricted subsidiaries to create restrictions on payments to us.

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of April 29, 2012. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and Senior Notes Indenture, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations.”

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

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

Off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $218.7 million as of April 29, 2012.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at April 29, 2012:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$5,335.8	$309.8	$486.4	$481.5	$4,058.1
Capital lease obligations	—	—	—	—	—
Operating lease obligations	218.7	48.1	77.9	48.5	44.2
Purchase obligations (2)	1,795.1	827.8	423.6	228.9	314.8
Other long-term liabilities reflected on the Balance Sheet (3)	302.1	—	106.5	60.8	134.8

Total contractual obligations	$7,651.7	$1,185.7	$1,094.4	$819.7	$4,551.9

(1)	Includes interest expense calculated using the stated interest rate for the 7.625% Notes and the interest rate at April 29, 2012 for the Term Loan Facility, as described above. Does not include any excess cash flow payment beyond fiscal 2013 or other principal prepayments that may be required under the terms of the Senior Secured Term Loan Credit Agreement, as described above.

(2)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at April 29, 2012, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers, and therefore, are not reflected in the above table. However, certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of April 29, 2012. Aggregate future payments for our grower commitments are estimated based on April 29, 2012 pricing and volume for the fiscal year ended April 29, 2012. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at April 29, 2012 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to the twelve months ended May 1, 2011, the most recent period for which annual incentive awards have been paid as of April 29, 2012. Aggregate future payments under the monitoring agreement with the Sponsors are estimated as the minimum payment for five years.
(3)	As of April 29, 2012, we had non-current unrecognized tax benefits of $8.1 million ($6.5 million net of tax benefits). We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On April 29, 2012, we had $30.7 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2012, the Successor Period, the Predecessor Period and fiscal 2010 our cash and cash equivalents increased/ (decreased) by $197.6 million, $57.6 million, $93.9 million, and ($89.0) million, respectively.

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
	(in millions)		(in millions)
Net cash provided by operating activities	$340.7	$85.2	$254.3	$355.9
Net cash used in investing activities	(122.8)	(3,882.7)	(66.1)	(104.9)
Net cash provided by (used in) financing activities	(23.7)	4,002.6	(91.5)	(336.2)

Operating Activities

Cash provided by operating activities during fiscal 2012 increased $1.2 million compared to the Successor Period and Predecessor Period combined. This increase was driven by favorable working capital, partially offset by lower net income. The favorable working capital resulted from favorable timing of payables, partially offset by payment of severance-related costs, including retirement benefits paid to our former CEO and CFO in connection with the Merger. In addition, we received $61.7 million in tax refunds due to refunds of estimated tax payments made in the Predecessor Period and resulting from deductible Merger-related expenses.

Cash provided by operating activities during the Successor Period and Predecessor Period combined decreased $16.4 million compared to fiscal 2010. This decrease was driven by transaction costs paid in connection with the Merger, partially offset by lower inventory balances and lower cash payments for interest. We also had lower cash tax payments as a result of the Merger.

Investing Activities

Cash used in investing activities was $122.8 million during fiscal 2012, of which $81.8 million represented capital expenditures and $41.0 million related to amounts paid in connection with the Merger (relating to our financial contribution to the shareholder litigation settlement).

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

Capital spending for fiscal 2013 is expected to approximate $90 million to $100 million and is expected to be funded by cash on hand and cash generated by operating activities. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2012, we made term loan principal payments of $20.3 million and made net repayments on foreign short-term borrowings of $5.3 million.

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

By exercising options prior to the end of calendar 2010, each such executive officer increased the amount of taxable income recognized by him in calendar 2010. Increased taxable income recognized in calendar 2010 reduced, and in some cases eliminated entirely, DMFC’s obligation to make a 280G gross-up payment in connection with the Merger. The purpose of the “make-whole” payment was to compensate each such executive officer for any difference between the amount received for shares sold in connection with the option exercises, as compared to the consideration that would have been payable in the Merger in respect of these option shares if the executive officer had not exercised such options in calendar 2010.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during fiscal 2012 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.6 million, which related to prior year activity, of which $4.1 million related to our Pet Products segment, offset by a net increase to the trade promotion liability and decrease in net sales from continuing operations of $2.5 million related to our Consumer Products segment. Our evaluations during the Successor Period and Predecessor Period resulted in combined net reductions to the trade promotion liability and increases in net sales from continuing operations of $11.3 million which related to prior year activity, of which $2.2 million related to our Pet Products segment and $9.1 million related to our Consumer Products segment. These adjustments represented less than 1% of our trade promotion expense in fiscal 2012 and approximately 1% of our trade promotion expense in the Successor Period and Predecessor Period combined.

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

Amortizing Brands are amortized over their estimated lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the book value of an asset group may not be recoverable. An asset or asset group is considered impaired if its book value exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the book value exceeds the estimated fair value. The goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment.

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

We did not recognize any impairment charges for our goodwill during fiscal 2012, the Successor Period, the Predecessor Period and fiscal 2010. We did not recognize any impairment charges for our Amortizing Brands during fiscal 2012, the Successor Period, the Predecessor Period or fiscal 2010. We did not recognize any impairment charges for our Non-Amortizing Brands during the Successor Period or the Predecessor Period. During fiscal 2012, we recognized an impairment charge of $0.2 million related to one of our Consumer Products Non-Amortizing Brands. During the second quarter of fiscal 2010, we recognized an impairment charge of $3.0 million related to one of our Pet Products Non-Amortizing Brands and moved this brand from Non-Amortizing to Amortizing Brands. As of April 29, 2012, we had $2,119.7 million of goodwill, $1,871.4 million of Non-Amortizing Brands, $76.2 million of Amortizing Brands, net of amortization and $826.6 million of customer relationships, net of amortization. The Pet Products segment has 93% of the goodwill and 68% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 30% of Non-Amortizing Brands. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 41% of Non-Amortizing Brands.

We have not identified any events that lead us to believe that goodwill or additional Non-Amortizing brands are impaired as of April 29, 2012. However, because the new basis of accounting established at March 8, 2011 set the book values of goodwill and Non-Amortizing brands equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance (including sales growth, pricing and input costs) and discount rates, could result in impairment losses. In our fiscal 2012 impairment test, our Pet Products reporting unit had excess fair value over the book value of net assets of approximately 6% and our Consumer Products reporting unit had excess fair value over the book value of net assets of approximately 16%. Additionally, three of our Non-Amortizing Brands (one in the Consumer Products segment and two in the Pet Products segment with a combined book value of $993.2 million) each had excess fair value over the book value of 2% or less. Our forecasts utilized in our fiscal 2012 impairment test assume, among other things, that we will achieve sales growth by successfully executing broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. This assumption is particularly important for brands that have not historically experienced sufficient levels of advertising and other consumer communications because the impact of such activities on sales growth and pricing power is difficult to predict. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our qualified DB plan and other benefits:

	April 29, 2012	May 1, 2011
Pension benefits
Discount rate used in determining projected benefit obligation	4.60%	5.50%
Rate of increase in compensation levels	3.68%	4.69%
Other benefits
Discount rate used in determining projected benefit obligation	4.90%	5.75%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our qualified DB plan and other benefits:

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Pension benefits
Discount rate used to determine periodic benefit cost	5.50%	5.50%	5.50%	7.90%
Rate of increase in compensation levels	4.69%	4.69%	4.69%	4.68%
Long-term rate of return on assets	7.50%	7.50%	7.50%	7.60%
Other benefits
Discount rate used to determine periodic benefit cost	5.75%	5.75%	6.00%	7.55%

For measurement purposes, an 8.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans in fiscal 2012 and an 8.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for the Successor Period and the Predecessor Period. The rate of increase is assumed to decline gradually to 4.5%. For the health maintenance organization plans, a 9.1% annual rate of increase in the per capita cost of covered health care benefits was assumed in fiscal 2012 and a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the Successor Period and the Predecessor Period. The rate of increase is assumed to decline gradually to 4.5%. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2012, the Successor Period and the Predecessor Period.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following assumptions, our projected benefit obligation and expense for fiscal 2012 would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension benefits
Discount rate used in determining projected benefit obligation	$(38.5)	$43.9
Discount rate used in determining net pension expense	1.0	(1.3)
Long-term rate of return on assets used in determining net pension expense	(4.4)	4.4
Other benefits
Discount rate used in determining projected benefit obligation	(19.2)	23.1

An increase in the assumed health care cost trend of 100 basis points in each year would increase the postretirement benefit obligation at April 29, 2012 by $21.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for fiscal 2012 by $1.4 million. A decrease in the assumed health care cost trend of 100 basis points would decrease the postretirement benefit obligation at April 29, 2012 by $17.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for fiscal 2012 by $1.2 million.

Future Expense

Our fiscal 2013 pension expense for our qualified DB plan is currently estimated to be approximately $1.5 million and other benefits expense is currently estimated to be approximately $9.1 million. These estimates incorporate our fiscal 2013 assumptions. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during the Predecessor Period and fiscal 2010:

	Predecessor
	May 3, 2010 through	Fiscal 2010
	March 7, 2011
Expected life (in years)	6.0	6.0
Expected volatility	29.4%	28.5%
Risk-free interest rate	1.70%	2.70%
Dividend yield	2.4%	2.6%
Weighted average exercise price	$12.64	$11.37
Weighted average option value	$ 2.90	$ 2.69

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

Post-Merger Stock Compensation

Subsequent to the Merger, Parent issued to certain of our executive officers and other employees service-based stock options, performance-based stock options and restricted common stock. Service-based stock options generally vest in equal annual installments over a five-year period and generally have a ten-year term until expiration. Performance-based stock options vest only if certain pre-determined performance criteria are met and also have a ten-year term. Certain shares of restricted common stock vested immediately, while certain other shares vest in equal annual installments over a three-year period.

Our Post-Merger Stock Option Assumptions. We measure stock option expense for service-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted for fiscal 2012 was $19.9 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during fiscal 2012 and the Successor period:

	Successor
	Fiscal 2012	March 8, 2011 through May 1, 2011
Expected life (in years)	6.5	6.5
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.61%	2.78%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$5.55	$5.00
Weighted average option value	$2.21	$2.42

Sensitivity of Assumptions (1). Regarding service-based options granted during fiscal 2012, if we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Expected life	7.6%	(8.4%)
Expected volatility	2.0%	(2.0%)
Risk-free interest rate	4.2%	(4.2%)
Dividend yield	(10.2%)	NA

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price equal to the fair value on the date of grant, exercise price equal to the weighted-average exercise price of options granted during fiscal 2012, expected life of six and a half years, risk-free interest rate based on the weighted-average rate for five-year and seven-year Treasury constant maturity bonds on the date of grant, average stock volatility based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant, and expected dividend yield of 0.0%.

Valuation of Performance-based Options. The fair value of performance options was determined based on an option pricing model. Weighted-average key inputs are an expected life of 7.5 years, expected volatility of 40% and a risk-free rate of 1.36%. The fair value of performance-based stock options granted for fiscal 2012 was $11.5 million.

Sensitivity of Assumptions (1). Regarding performance-based options granted during fiscal 2012, if we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Expected life	6.7%	(7.3%)
Expected volatility	2.3%	(2.3%)
Risk-free interest rate	5.2%	(5.2%)
Dividend yield	(12.1%)	NA

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price equal to the fair value on the date of grant, exercise price equal to the weighted-average exercise price of options granted during fiscal 2012, expected life of seven and a half years, risk-free interest rate based on the weighted-average rate for seven-year and ten-year Treasury constant maturity bonds on the date of grant, average stock volatility based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant, and expected dividend yield of 0.0%.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2012 we reduced our estimate of retained-insurance liabilities related to prior year by approximately $0.8 million primarily as a result of favorable claims history. During the Successor Period and Predecessor Period combined we reduced our estimate of retained-insurance liabilities related to prior year by approximately $2.0 million primarily as a result of favorable claims history.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to revise fair value measurements and disclosures. This standard provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. This guidance became effective for us beginning in the fourth quarter of fiscal 2012. The adoption of this standard resulted in expanded disclosures in the notes to our consolidated financial statements but did not impact our financial results.

In September 2011, FASB issued an Accounting Standards Update which will require additional qualitative and quantitative disclosures for multiemployer pension plans, including a plan’s funded status if it is readily available. This accounting pronouncement became effective for us beginning in the fourth quarter of fiscal 2012. The adoption of this standard resulted in expanded disclosures in the notes to our consolidated financial statements but did not impact our financial results.

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

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other price and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. Subsequent to the Merger, we made a policy decision to no longer seek hedge accounting for our derivative contracts. As of April 29, 2012, all of our derivative contracts were economic hedges.

During fiscal 2012, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $15.5 million and non-current liabilities of $50.6 million at April 29, 2012. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $3.2 million and non-current liabilities of $14.0 million at May 1, 2011.

Assuming average floating rate term loans during the fiscal year ended April 29, 2012 and average revolver borrowings during the year (which were zero), a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $23.9 million annually.

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

On April 29, 2012, the fair values of our commodities hedges were recorded as current assets of $9.5 million and current liabilities of $8.0 million. On May 1, 2011, the fair values of our commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million.

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

	Successor
	April 29, 2012	May 1, 2011
Effect of a hypothetical 10% change in market price
Commodity contracts	$15.9	$4.7

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We accounted for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. As of April 29, 2012, we did not have any outstanding Canadian dollar forward contracts because we believe it is not in our best interest at this time. We may again in the future enter into Canadian dollar forward contracts.

As of April 29, 2012, the fair values of our foreign currency hedges were recorded as current assets of $1.0 million. As of May 1, 2011, the fair values of our foreign currency hedges were recorded as current assets of $3.0 million and current liabilities of $1.0 million.

The table below (in millions) presents our foreign currency derivative contracts as of April 29, 2012 and May 1, 2011. All of the foreign currency derivative contracts held on April 29, 2012 are scheduled to mature prior to the end of fiscal 2014.

	Successor
	April 29, 2012	May 1, 2011
Contract amount (Mexican pesos)	$41.6	$20.0
Contract amount ($CAD)	—	15.3

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	Successor
	April 29, 2012	May 1, 2011
Fair value of foreign currency contracts, net asset	$1.0	$2.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(3.8)	(3.8)

Item 8.	Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm—KPMG LLP	52
Consolidated Balance Sheets (Successor)—April 29, 2012 and May 1, 2011	53
Consolidated Statements of Income (Loss)—for fiscal year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor) and fiscal year ended May 2, 2010 (Predecessor)	54
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)—for fiscal year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor) and fiscal year ended May 2, 2010 (Predecessor)	55
Consolidated Statements of Cash Flows—for fiscal year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor) and fiscal year ended May 2, 2010 (Predecessor)	56
Notes to the Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Del Monte Corporation:

We have audited the accompanying consolidated balance sheets of Del Monte Corporation and subsidiaries (the Company) as of April 29, 2012 (Successor) and May 1, 2011 (Successor), and the related consolidated statements of income (loss), stockholder’s equity and comprehensive income (loss), and cash flows for the year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor), and year ended May 2, 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Corporation and subsidiaries as of April 29, 2012 (Successor) and May 1, 2011 (Successor), and the results of their operations and their cash flows for the year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor), and year ended May 2, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

June 29, 2012

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	Successor
	April 29, 2012	May 1, 2011
ASSETS
Cash and cash equivalents	$402.8	$205.2
Trade accounts receivable, net of allowance	195.3	201.5
Inventories	748.7	766.9
Prepaid expenses and other current assets	125.1	165.4

Total current assets	1,471.9	1,339.0
Property, plant and equipment, net	729.2	731.7
Goodwill	2,119.7	2,124.0
Intangible assets, net	2,774.2	2,828.7
Other assets, net	148.1	180.3

Total assets	$7,243.1	$7,203.7

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	$501.9	$486.7
Short-term borrowings	3.3	8.6
Current portion of long-term debt	91.1	20.3

Total current liabilities	596.3	515.6
Long-term debt	3,883.0	3,973.1
Deferred tax liabilities	953.8	969.1
Other non-current liabilities	308.7	260.5

Total liabilities	5,741.8	5,718.3

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized: 1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,586.1	1,584.4
Accumulated other comprehensive income (loss)	(12.9)	5.5
Retained earnings (accumulated deficit)	(71.9)	(104.5)

Total stockholder’s equity	1,501.3	1,485.4

Total liabilities and stockholder’s equity	$7,243.1	$7,203.7

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions)

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Net sales	$3,676.2	$564.8	$3,101.3	$3,739.8
Cost of products sold	2,623.6	457.0	2,073.6	2,510.6

Gross profit	1,052.6	107.8	1,027.7	1,229.2
Selling, general and administrative expense	682.4	108.9	535.7	721.2
Transaction and related costs	—	82.8	68.8	—

Operating income (loss)	370.2	(83.9)	423.2	508.0
Interest expense	251.1	44.3	66.7	116.3
Other (income) expense	55.5	25.7	(5.2)	9.8

Income (loss) from continuing operations before income taxes	63.6	(153.9)	361.7	381.9
Provision (benefit) for income taxes	32.3	(49.0)	139.8	139.9

Income (loss) from continuing operations	31.3	(104.9)	221.9	242.0
Income (loss) from discontinued operations before income taxes	—	0.6	(1.7)	1.4
Provision (benefit) for income taxes	(1.3)	0.2	(2.6)	(0.9)

Income from discontinued operations	1.3	0.4	0.9	2.3

Net income (loss)	$32.6	$(104.5)	$222.8	$244.3

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Common Stock [1]		Treasury Stock [1]		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings/ (Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Predecessor balances at May 3, 2009	197.7	$2.1	17.4	$(183.1)	$1,047.5	$(38.4)	$778.4	$1,606.5
Net income	—	—	—	—	—	—	244.3	244.3
Other comprehensive income/(loss):
Gain on cash flow hedging instruments (net of tax of $14.5)	—	—	—	—	—	23.7	—	23.7
Currency translation adjustment	—	—	—	—	—	(5.4)	—	(5.4)
Pension liability adjustment (net of tax of $25.6)	—	—	—	—	—	(39.7)	—	(39.7)

Comprehensive income								222.9
Issuance of shares	1.5	0.1	—	—	12.2	—	—	12.3
Dividends declared ($0.20 per share)	—	—	—	—	—	—	(39.6)	(39.6)
Tax benefit from stock options exercised	—	—	—	—	1.7	—	—	1.7
Stock option expense	—	—	—	—	9.9	—	—	9.9
Restricted stock units and amortization of unearned compensation	—	—	—	—	13.7	—	—	13.7

Predecessor balances at May 2, 2010	199.2	$2.2	17.4	$(183.1)	$1,085.0	$(59.8)	$983.1	$1,827.4
Net income	—	—	—	—	—	—	222.8	222.8
Other comprehensive income/(loss):
Gain on cash flow hedging instruments (net of tax of $1.6)	—	—	—	—	—	1.1	—	1.1
Currency translation adjustment	—	—	—	—	—	0.8	—	0.8
Pension liability adjustment (net of tax of $2.0)	—	—	—	—	—	3.1	—	3.1

Comprehensive income								227.8
Issuance of shares	7.3	0.1	—	—	59.5	—	—	59.6
Repurchase of shares	(7.1)	—	7.1	(100.0)	—	—	—	(100.0)
Dividends declared ($0.27 per share)	—	—	—	—	—	—	(53.0)	(53.0)
Tax benefit from stock options exercised	—	—	—	—	34.4	—	—	34.4
Stock option expense	—	—	—	—	20.3	—	—	20.3
Restricted stock units and amortization of unearned compensation	—	—	—	—	25.0	—	—	25.0
Taxes remitted on behalf of employees for net share settlement of stock awards	—	—	—	—	(5.9)	—	—	(5.9)
Elimination of Predecessor equity in connection with the Merger	(199.4)	(2.3)	(24.5)	283.1	(1,218.3)	54.8	(1,152.9)	(2,035.6)

Predecessor balances subsequent to Merger on March 8, 2011	—	$—	—	$—	$—	$—	$—	$—

Capital contribution, net	—	—	—	—	1,584.0	—	—	1,584.0
Net loss	—	—	—	—	—	—	(104.5)	(104.5)
Other comprehensive income/(loss):
Currency translation adjustment	—	—	—	—	—	0.4	—	0.4
Pension liability adjustment (net of tax of $3.2)	—	—	—	—	—	5.1	—	5.1

Comprehensive income (loss)								(99.0)
Stock compensation expense	—	—	—	—	0.4	—	—	0.4

Successor balances at May 1, 2011	—	$—	—	$—	$1,584.4	$5.5	$(104.5)	$1,485.4
Capital contribution, net	—	—	—	—	2.0	—	—	2.0
Net Income	—	—	—	—	—	—	32.6	32.6
Other comprehensive income/(loss):
Currency translation adjustment	—	—	—	—	—	(0.6)	—	(0.6)
Pension liability adjustment (net of tax benefit of $11.1)	—	—	—	—	—	(17.8)	—	(17.8)

Comprehensive income	—	—	—	—	—	—	—	14.2
Liability from the repurchase and cancellation of rollover options	—	—	—	—	(10.0)	—	—	(10.0)
Stock compensation expense	—	—	—	—	9.7	—	—	9.7

Successor balances at April 29, 2012	—	$—	—	$—	$1,586.1	$(12.9)	$(71.9)	$1,501.3

[1]	All amounts for common stock and treasury stock prior to the April 26, 2011 merger of DMFC into DMC relate to DMFC’s stock. See Note 1.

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Operating activities:
Net income (loss)	$32.6	$(104.5)	$222.8	$244.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149.8	20.4	81.3	99.4
Deferred taxes	15.5	(48.9)	97.8	54.4
Inventory step-up related to the Merger	—	33.8	—	—
Write off of debt issuance cost and loss on debt refinancing	—	—	—	24.8
Redemption premium over the fair value of senior subordinated notes tendered/redeemed	—	15.8	—	—
Loss on asset disposal	3.6	1.8	1.1	2.6
Stock compensation expense	9.7	0.4	45.3	21.3
Discontinuation of hedge accounting for interest rate swap	—	—	—	13.4
Excess tax benefits from stock-based compensation	—	—	(35.3)	—
Impairment loss on intangible assets	0.2	—	—	3.0
Unrealized loss on derivative financial instruments	53.4	12.6	0.1	(3.5)
Changes in operating assets and liabilities:
Trade accounts receivable, net	6.7	23.4	(37.4)	(2.4)
Inventories	14.3	113.6	(84.1)	(51.9)
Prepaid expenses and other current assets	41.2	(0.4)	11.9	19.7
Other assets, net	—	(9.2)	(0.9)	(0.5)
Accounts payable and accrued expenses	25.7	17.5	(62.4)	(38.0)
Other non-current liabilities	(12.0)	8.9	14.1	(30.7)

Net cash provided by operating activities	340.7	85.2	254.3	355.9

Investing activities:
Merger, net of cash acquired	(41.0)	(3,856.9)	—	—
Capital expenditures	(81.8)	(25.8)	(66.1)	(104.9)

Net cash used in investing activities	(122.8)	(3,882.7)	(66.1)	(104.9)

Financing activities:
Capital contribution, net	2.0	1,548.8	—	—
Proceeds from short-term borrowings	8.4	—	500.7	208.8
Payments on short-term borrowings	(13.7)	(2.0)	(495.8)	(204.3)
Proceeds from long-term debt	—	3,993.3	—	1,042.2
Principal payments on long-term debt	(20.3)	(1,357.5)	(22.5)	(1,315.7)
Payments of debt-related costs	(0.1)	(180.0)	—	(43.6)
Dividends paid	—	—	(62.9)	(37.6)
Issuance of common stock	—	—	59.6	12.3
Purchase of treasury stock	—	—	(100.0)	—
Taxes remitted on behalf of employees for net share settlement of stock awards	—	—	(5.9)	—
Excess tax benefits from stock-based compensation	—	—	35.3	1.7

Net cash provided by (used in) financing activities	(23.7)	4,002.6	(91.5)	(336.2)

Effect of exchange rate changes on cash and cash equivalents	3.4	0.1	(2.8)	(3.8)
Net change in cash and cash equivalents	197.6	205.2	93.9	(89.0)
Cash and cash equivalents at beginning of period	205.2	—	53.7	142.7

Cash and cash equivalents at end of period	$402.8	$205.2	$147.6	$53.7

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2012

Note 1.    Business and Basis of Presentation

On March 8, 2011, Del Monte Foods Company (“DMFC”) was acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,” and together with KKR and Vestar, the “Sponsors”). Under the terms of the merger agreement, DMFC’s stockholders received $19.00 per share in cash. The aggregate purchase price was approximately $4.0 billion and was funded primarily through debt financings and equity contributions from affiliates of the Sponsors and other equity investors. The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). DMFC stockholders approved the transaction on March 7, 2011. DMFC’s common stock ceased trading on the New York Stock Exchange before the opening of the market on March 9, 2011. See Note 12 for a discussion of the shareholder litigation related to the Merger.

As a result of the Merger, the Company applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Periods presented prior to March 8, 2011 represent the operations of the predecessor company (“Predecessor”) and periods presented after March 8, 2011 represent the operations of the successor company (“Successor”). Black lines separate the Successor’s financial statements from that of the Predecessor since the financial statements are not comparable as a result of the application of acquisition accounting and changes in the Company’s capital structure resulting from the Merger. The results of operations of Blue Sub, since its inception, were included in the Successor period from March 8, 2011 through May 1, 2011. The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2012 and fiscal 2010 each contain 52 weeks.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

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

Stock-based Compensation: The Company expenses employee stock option grants and other stock-based compensation over the vesting period, based on the fair value on the date the stock-based compensation was granted. The Company recognizes stock-based compensation for performance-based awards over the implied service periods when the Company believes it is probable that the performance targets, as defined in the agreements, will be achieved.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

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

For fiscal 2010 there was a liquidation of the LIFO layers which resulted in a net decrease to cost of products sold of $2.0 million. For fiscal 2012 there was a liquidation of the LIFO layers which resulted in a net increase to cost of products sold of $0.6 million.

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

As the Company manufactures new inventories, new current year costs are developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs, which includes the unamortized purchase accounting inventory step-up, resulted in a debit balance in the LIFO reserve of $4.3 million as of April 29, 2012.

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost (adjusted to estimated fair value as a result of the Merger on March 8, 2011) and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives generally are as follows:

Useful lives
Land improvements	5-40 years
Building and leasehold improvements	10-50 years
Machinery and equipment	10-20 years
Computers and software	3-7 years

Depreciation of plant and equipment and leasehold amortization was as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Depreciation and amortization	$75.4	$9.5	$70.4	$87.1

The Company’s capitalization of software development costs for internal use begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives. Including costs paid to third-party vendors, the Company capitalized the following related to systems supporting the Company’s infrastructure (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Capitalized software development costs	$0.4	$1.4	$10.4	$11.2

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

As of April 29, 2012, the Company had certain real properties classified as held for sale with no net book value. As of May 1, 2011, prepaid expenses and other current assets included certain real properties, with a book value of $0.4 million, which the Company had classified as assets held for sale.

Long-lived Assets: The Company reviews asset groups containing long-lived assets held and used (including intangible assets with finite lives) and assets held for sale for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. If an evaluation of recoverability was required, the estimated undiscounted future cash flows associated with the asset or asset group would be compared to the asset’s book value to determine if a write-down was required. If the undiscounted cash flows are less than the book value, an impairment loss is recorded to the extent that the book value exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of book value or fair value less estimated costs to sell.

The Company’s intangible assets with estimable lives generally have lives ranging between 5 and 25 years and are amortized on a straight-line basis.

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs as interest expense over the term of the debt agreements. Amortization expense for deferred charges was as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Amortization expense	$24.3	$3.8	$4.6	$5.7

Deferred debt issuance costs are included in other assets in the Consolidated Balance Sheets. In fiscal 2010, the Company wrote off $8.3 million of debt issuance costs in connection with refinancing activities. Refer to Note 5 for a discussion of the debt issuance costs for the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011.

Derivative Financial Instruments: The Company uses derivative financial instruments for the purpose of managing risks associated with interest rate, foreign currency, commodity, transportation and other input price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate, foreign currency, commodity or other fluctuations alone, nor does it use instruments where there are not underlying exposures. All derivative instruments are recorded in the Consolidated Balance Sheets at fair value.

The Company utilizes hedging instruments whose change in fair value acts as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”). For derivatives designated as Economic Hedges, all changes in fair value are reported immediately in other (income) expense. In the past, the Company has utilized, and in the future may again utilize, derivative contracts designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”). The effective portion of the change in the fair value of a derivative that was designated as a Cash Flow Hedge was reported in other comprehensive income (“OCI”). The gain or loss included in OCI was subsequently reclassified into net income on the same line in the Consolidated Statements of Income (Loss) as the hedged item in the same period that the hedge transaction affected net income. The ineffective portion of a change in fair value of a Cash Flow Hedge was reported in other (income) expense. The settlement of a cash flow hedging instrument was classified as an operating activity in the Statement of Cash Flows. Subsequent to the Merger, the Company made a policy decision to no longer seek hedge accounting for its derivative contracts, and thus all derivative contracts as of April 29, 2012 were Economic Hedges.

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

	Successor
	April 29, 2012		May 1, 2011
	Book value	Fair value	Book value	Fair value
7.625% Notes	$1,300.0	$1,306.5	$1,300.0	$1,332.5

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the 7.625% Notes are only available to accredited investors through certain brokerage firms, the Company has classified this debt as Level 2 of the fair value hierarchy. See Note 7 for a discussion regarding the fair value hierarchy and the definition of Levels 1, 2 and 3.

Income Taxes: The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company files a consolidated return with Parent. The Company allocates current and deferred taxes to each member as if it were a separate taxpayer.

Asset Retirement Obligations: Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset. The Company assesses asset retirement obligations on a periodic basis. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Associated asset retirement costs are capitalized as part of the book value of the long-lived asset. Over time the liability increases reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. As of April 29, 2012 and May 1, 2011, the asset retirement obligation totaled $7.2 million and $7.4 million, respectively. In addition, certain of the Company’s production facilities may contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation and certain of the Company’s production facilities utilize wastewater ponds that would require closure activities should the ponds’ use be discontinued. The Company cannot reasonably estimate the fair value of the liability for asbestos removal or wastewater pond closure at its production facilities, and because the timing of the settlement of any such liability is not currently determinable, has not recorded an asset retirement obligation for these matters.

Retained-Insurance Liabilities: The Company accrues for retained-insurance risks associated with the deductible portion of any potential liabilities that might arise out of claims of employees, customers or other third parties for personal injury or property damage occurring in the course of the Company’s operations. A third-party actuary is engaged to assist the Company in estimating the ultimate costs associated with certain retained insurance risks. Additionally, the Company’s estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The components of AOCI, as shown in the Consolidated Balance Sheets, are as follows (in millions):

	Successor
	April 29, 2012	May 1, 2011
Pension and other postretirement employee benefit adjustments	$(12.7)	$5.1
Foreign currency translation adjustments	(0.2)	0.4

Total accumulated other comprehensive income (loss)	$(12.9)	$5.5

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

Concentration of Credit Risk: A relatively limited number of customers account for a large percentage of the Company’s total sales. One customer accounted for a substantial portion of the Company’s list sales, which approximates gross sales. This customer is also the most significant customer to each of the Company’s segments. The table below shows the percentage of list sales for the leading customer as well as the top ten customers for the periods indicated:

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Leading customer	34%	32%	34%	35%
Top ten customers	63%	61%	63%	63%

The leading customer accounted for approximately 35% of trade accounts receivable as of April 29, 2012 and May 1, 2011. The Company closely monitors the credit risk associated with its customers.

Coupon Redemption: Coupon redemption costs are accrued in the period in which the coupons are offered based on estimates of redemption rates that are developed by management. Management’s estimates are based on recommendations from independent coupon redemption clearing-houses as well as historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required. Coupon redemption costs are recorded as a reduction to sales.

Cost of Products Sold: Cost of products sold represents expenses incurred that are directly connected with bringing the products to a salable condition. These costs include raw materials, packaging, labor, certain transportation and warehousing costs as well as overhead expenses.

Foreign Currency Translation: For the Company’s operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average exchange rates during the period, and balance sheet items are translated at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates from period to period are included in AOCI. Gains and losses from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in other (income) expense. Based upon the three-year cumulative inflation rate, the Company began treating Venezuela as a highly inflationary economy effective with the beginning of the fourth quarter of fiscal 2010. Accordingly, the functional currency for the Company’s Venezuelan subsidiary is the U.S. dollar and beginning in the fourth quarter of fiscal 2010 the impact of Venezuelan currency fluctuations is recorded in earnings.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Advertising Expense: Costs associated with advertising are generally expensed as incurred and included in selling, general and administrative expense. Marketing expense, which includes advertising expense, was as follows for the periods indicated (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Marketing expense	$130.0	$22.0	$118.2	$216.8

Research and Development: Research and development costs are expensed as incurred and are included as a component of selling, general and administrative expense. Research and development costs were as follows for the periods indicated (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Research and development costs	$28.8	$5.1	$25.1	$26.8

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to revise fair value measurements and disclosures. This standard provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. This guidance became effective for the Company beginning in the fourth quarter of fiscal 2012. The adoption of this standard resulted in expanded disclosures in the notes to the Company’s consolidated financial statements but did not impact the financial results.

In September 2011, FASB issued an Accounting Standards Update which will require additional qualitative and quantitative disclosures for multiemployer pension plans, including a plan’s funded status if it is readily available. This accounting pronouncement became effective for the Company beginning in the fourth quarter of fiscal 2012. The adoption of this standard resulted in expanded disclosures in the notes to the Company’s consolidated financial statements but did not impact the financial results.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Note 3.    Supplemental Financial Statement Information

	Successor
	April 29, 2012	May 1, 2011 *
	(in millions)
Trade accounts receivable:
Trade	$195.3	$201.5
Allowance for doubtful accounts	—	—

Total	$195.3	$201.5

Inventories:
Finished products	$590.9	$613.4
Raw materials and in-process materials	48.2	44.3
Packaging materials and other	105.3	109.2
LIFO reserve	4.3	—

Total	$748.7	$766.9

Prepaid expenses and other current assets:
Prepaid expenses	$89.3	$71.4
Other current assets	35.8	94.0

Total	$125.1	$165.4

Property, plant and equipment, net:
Land and land improvements	$44.9	$44.9
Buildings and leasehold improvements	252.3	242.3
Machinery and equipment	417.9	363.0
Computers and software	49.4	36.4
Construction in progress	47.9	55.0

	812.4	741.6
Accumulated depreciation	(83.2)	(9.9)

Total	$729.2	$731.7

Accounts payable and accrued expenses:
Accounts payable—trade	$236.8	$157.3
Marketing and advertising	48.3	70.4
Accrued benefits, payroll and related costs	65.7	74.7
Accrued interest	32.2	30.1
Current portion of pension liability	21.5	29.7
Other current liabilities	97.4	124.5

Total	$501.9	$486.7

Other non-current liabilities:
Accrued postretirement benefits	$151.3	$142.7
Pension liability	25.5	18.6
Long-term hedge payable	50.6	14.0
Other non-current liabilities	81.3	85.2

Total	$308.7	$260.5

*	Certain amounts in prior year have been reclassified to conform to current year presentation.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
	(in millions)		(in millions)
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of period	$—	$—	$(0.3)	$(0.2)
Additions: charged to costs and expenses	—	—	—	(0.1)
Deductions: write-offs or reversals	—	—	0.1	—

Allowance for doubtful accounts at end of period	$—	$—	$(0.2)	$(0.3)

Note 4.    Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	Successor
	April 29, 2012	May 1, 2011
Goodwill:
Pet Products segment	$1,976.1	$1,980.2
Consumer Products segment	143.6	143.8

Total goodwill	$2,119.7	$2,124.0

Non-amortizable intangible assets:
Trademarks	$1,871.4	$1,871.6

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	881.8

	959.0	964.1
Accumulated amortization	(56.2)	(7.0)

Amortizable intangible assets, net	902.8	957.1

Total intangible assets, net	$2,774.2	$2,828.7

During the fourth quarter of fiscal 2012, the Company recognized an impairment charge of $0.2 million related to one of its Consumer Products trademarks. This impairment charge is included in selling, general and administrative expense in the Consolidated Statements of Income (Loss) for the fiscal year ended April 29, 2012.

The changes to goodwill from May 1, 2011 to April 29, 2012 were due to the finalization of the purchase price allocation in accordance with the acquisition method of accounting in fiscal 2012.

Amortization expense for the periods indicated below was as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Amortization expense	$49.2	$7.0	$5.7	$6.1

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The following table presents expected amortization of intangible assets as of April 29, 2012, for each of the five succeeding fiscal years (in millions):

2013	$49.8
2014	49.7
2015	49.7
2016	49.5
2017	49.0
Thereafter	655.1

As of April 29, 2012, the weighted-average life of the Company’s amortizable intangible assets was 19.7 years.

Note 5.    Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated (in millions):

	Successor
	April 29, 2012	May 1, 2011
Short-term borrowings:
Revolver	$—	$—
Other	3.3	8.6

Total short-term borrowings	$3.3	$8.6

Long-term debt:
Term Loan Facility	2,679.8	2,700.0
7.625% Notes	1,300.0	1,300.0

	3,979.8	4,000.0
Less unamortized discount	5.7	6.6
Less current portion	91.1	20.3

Total long-term debt	$3,883.0	$3,973.1

Senior Secured Term Loan Credit Agreement

The Company is a party to a senior secured term loan credit agreement (the “Senior Secured Term Loan Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein, that initially provided for a $2,700.0 million senior secured term loan B facility (with all related loan documents, and as amended from time to time, the “Term Loan Facility”) with a term of seven years.

Interest Rates. Loans under the Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at the Company’s option, either (i) a LIBOR rate (with a floor of 1.50%) or (ii) a base rate (with a floor of 2.50%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. See Note 6 for a discussion of the Company’s interest rate swaps.

Principal Payments. The Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from September 30, 2011 to December 31, 2017. No quarterly payments will be due in fiscal 2013 due to the excess cash flow payment (described below) being applied to such quarterly payments. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of April 29, 2012, the amount of outstanding loans under the Term Loan Facility was $2,679.8 million and the interest rate payable was 4.50%, or 4.59% after giving effect to our interest rate swaps.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The Senior Secured Term Loan Credit Agreement also requires the Company to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with, among other things:

•

Commencing with the Company’s fiscal year ended April 29, 2012, 50% (which percentage will be reduced to 25% if the Company’s leverage ratio is 5.5x or less and to 0% if the Company’s leverage ratio is 4.5x or less) of the Company’s annual excess cash flow, as defined in the Senior Secured Term Loan Credit Agreement;

•

100% of the net cash proceeds of certain casualty events and non-ordinary course asset sales or other dispositions of property for a purchase price above $10 million, in each case, subject to the Company’s right to reinvest the proceeds; and

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

Senior Secured Asset-Based Revolving Credit Agreement

The Company is a party to a credit agreement (the “Senior Secured Asset-Based Revolving Credit Agreement”) with Bank of America, N.A., as administrative agent, and the other lenders and agents parties thereto, that provides for senior secured financing of up to $750.0 million (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years.

Interest Rates. Borrowings under the ABL Facility bear interest at an initial interest rate equal to an applicable margin, plus, at the Company’s option, either (i) a LIBOR rate, or (ii) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) Bank of America, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is currently 2.0% (and may increase to 2.50% depending on average excess availability) and with respect to base rate borrowings is currently 1.00% (and may increase to 1.50% depending on average excess availability).

Commitment Fees. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee that was initially 0.500% per annum in respect of the unutilized commitments thereunder. The commitment fee rate from time to time is 0.375% or 0.500% depending on the amount of unused commitments under the ABL Facility for the prior fiscal quarter. The Company must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

Availability under the ABL Facility. Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of April 29, 2012, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $30.7 million and the net availability under the ABL Facility was $464.8 million.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

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

Senior Notes Due 2019

The Company has outstanding senior notes due February 15, 2019 with an aggregate principal amount of $1,300.0 million and a stated interest rate of 7.625% (the “7.625% Notes”). The indenture governing the 7.625% Notes is hereinafter referred to as the “Senior Notes Indenture.”

Interest Rate. Interest on the 7.625% Notes is payable semi-annually on February 15 and August 15 of each year commencing August 15, 2011.

Guarantee. The 7.625% Notes are required to be fully and unconditionally guaranteed by each of the Company’s existing and future domestic restricted subsidiaries that guarantee its obligations under the Term Loan Facility and ABL Facility.

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

Security Interests

Indebtedness under the Term Loan Facility is generally secured by a first priority lien on substantially all of the Company’s assets other than inventories and accounts receivable, and by a second priority lien with respect to inventories and accounts receivable. The ABL Facility is generally secured by a first priority lien on the Company’s inventories and accounts receivable and a second priority lien on substantially all of the Company’s other assets. The 7.625% Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any future indebtedness and other obligations that expressly provide for their subordination to the 7.625% Notes; rank equally in right of payment to all of the existing and future unsecured indebtedness; are effectively subordinated to all of the existing and future secured debt (including obligations under the Term Loan Facility and ABL Facility described above) to the extent of the value of the collateral securing such debt; and are structurally subordinated to all existing and future liabilities, including trade payables, of the non-guarantor subsidiaries, to the extent of the assets of those subsidiaries.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

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

Deferred Debt Issuance and Debt Extinguishment Costs

In connection with entering into the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and the Senior Notes Indenture, the Company capitalized $164.2 million of deferred debt issuance costs; these costs are being amortized as interest expense over the term of the related debt instrument. In connection with the tender offers for the 6 3/4% Notes and 7 1/2% Notes, the Company recognized $15.8 million of expense (included in other (income) expense for the Successor Period) which represents the excess cash consideration paid in connection with the tender offers and redemption of the remaining senior subordinated notes over the fair value of the senior subordinated notes as of the Merger date. In addition, in accordance with the acquisition method of accounting described in Note 1, outstanding debt immediately prior to the Merger was recorded on the opening balance sheet for the Successor Period at fair value. Because the Company adjusted the book value of the Prior Credit Facility and senior subordinated notes to fair value, $25.2 million of deferred debt issuance costs and $94.2 million of debt extinguishment costs (including tender offer premiums) were reflected as a fair value adjustment rather than being written off.

Maturities

As of April 29, 2012, mandatory payments of long-term debt (representing debt under the Term Loans, 7.625% Notes and the fiscal 2013 excess cash flow payment of $91.1 million) are as follows (in millions) 1:

2013	91.1
2014	26.3
2015	26.3
2016	26.3
2017	26.3
Thereafter	3,783.5

[1]	Does not include any excess cash flow or other principal prepayments beyond fiscal 2013 that may be required under the terms of the Senior Secured Term Loan Credit Agreement, as described above.

Restrictive and Financial Covenants

The Term Loan Facility, ABL Facility and the Senior Notes Indenture contain restrictive covenants that limit the Company’s ability and the ability of its subsidiaries to take certain actions.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Term Loan Facility and ABL Facility Restrictive Covenants. The restrictive covenants in the Senior Secured Term Loan Credit Agreement and the Senior Secured Asset-Based Revolving Credit Agreement include covenants limiting the Company’s ability, and the ability of its restricted subsidiaries, to incur additional indebtedness, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase its capital stock, make investments, loans or advances, prepay certain indebtedness, engage in certain transactions with affiliates, amend agreements governing certain subordinated indebtedness adverse to the lenders and change its lines of business.

Senior Notes Indenture Restrictive Covenants. The restrictive covenants in the Senior Notes Indenture include covenants limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness or issue certain types of preferred stock, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distribute or repurchase the Company’s capital stock, make investments, prepay certain indebtedness , and engage in certain transactions with affiliates, as well as limiting the ability of the Company’s restricted subsidiaries to create restrictions on payments to the Company.

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

Supplemental Disclosure of Cash Flow Information

The Company’s cash interest payments were as follows for the periods indicated (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Cash interest payments	$223.7	$25.8	$51.5	$98.4

Cash interest paid during the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011 does not include costs related to the tender offers for the 6 3/4% Notes and 7 1/2% Notes and redemption of the remaining 6 3/4% Notes and 7 1/2% Notes. Cash interest paid in fiscal 2010 does not include cash costs paid in connection with entering into the Prior Credit Facility, refinancing the credit facility that existed before the Prior Credit Facility, the issuance of the 7 1/2% Notes or the tender offer for previously outstanding 8 5/8% senior subordinated notes, which are included in interest expense in the Consolidated Statements of Income (Loss).

Note 6.    Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation and other input prices and foreign currency exchange rates. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure to any one party. As of April 29, 2012, all of the Company’s derivative contracts were economic hedges.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. As of April 29, 2012, the following swaps were outstanding:

Contract date	Notional amount (in millions)	Fixed LIBOR rate	Effective date	Maturity date
April 12, 2011	$900.0	3.029%	September 4, 2012	September 1, 2015
August 13, 2010	$300.0	1.368%	February 1, 2011	February 3, 2014

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $15.5 million and non-current liabilities of $50.6 million at April 29, 2012. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $3.2 million and non-current liabilities of $14.0 million at May 1, 2011.

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

The fair values of the Company’s commodities hedges were recorded as current assets of $9.5 million and current liabilities of $8.0 million at April 29, 2012. On May 1, 2011, the fair values of the Company’s commodities hedges were recorded as current assets of $8.0 million and current liabilities of $2.2 million.

The notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	Successor
	April 29, 2012	May 1, 2011
Commodity contracts	$166.3	$71.2

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity (pre-Merger) and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. As of April 29, 2012, the Company did not have any outstanding Canadian dollar forward contracts because the Company believes it is not in its best interest at this time. The Company may again in the future enter into Canadian dollar forward contracts.

As of April 29, 2012, the fair values of the Company’s foreign currency hedges were recorded as current assets of $1.0 million. As of May 1, 2011, the fair values of the Company’s foreign currency hedges were recorded as current assets of $3.0 million and current liabilities of $1.0 million.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The table below (in millions) presents foreign currency derivative contracts as of April 29, 2012 and May 1, 2011. All of the foreign currency derivative contracts held on April 29, 2012 are scheduled to mature prior to the end of fiscal 2014.

	Successor
	April 29, 2012	May 1, 2011
Contract amount (Mexican pesos)	$41.6	$20.0
Contract amount ($CAD)	—	15.3

Fair Value of Derivative Instruments

The fair value of derivative instruments (all of which are not designated as hedging instruments) recorded in the Consolidated Balance Sheet as of April 29, 2012 was as follows (in millions):

	Asset derivatives		Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$50.6
Interest rate contracts	Prepaid expenses and other current assets	—	Accounts payable and accrued expenses	15.5
Commodity and other contracts	Prepaid expenses and other current assets	9.5	Accounts payable and accrued expenses	8.0
Foreign currency exchange contracts	Prepaid expenses and other current assets	1.0	Accounts payable and accrued expenses	—

Total		$10.5		$74.1

The fair value of derivative instruments (all of which are not designated as hedging instruments) recorded in the Consolidated Balance Sheet as of May 1, 2011 was as follows (in millions):

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

The effect of the Company’s economic hedges on other (income) expense in the Consolidated Statements of Income (Loss) for the periods indicated below was as follows (in millions):

	Successor
	Fiscal 2012	March 8, 2011 through May 1, 2011
Interest rate contracts	$52.1	$16.9
Commodity and other contracts	2.1	(4.8)
Foreign currency exchange contracts	(0.6)	0.4

Total	$53.6	$12.5

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The effect of derivative instruments recorded for the period May 3, 2010 through March 7, 2011, in the Consolidated Statements of Income (Loss) was as follows (in millions):

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

The effect of derivative instruments recorded for the fiscal year ended May 2, 2010 in the Consolidated Statements of Income (Loss) was as follows (in millions):

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

Note 7.    Fair Value Measurements

A three-tier fair value hierarchy is utilized to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Successor
	Level 1		Level 2		Level 3
Description	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	9.5	7.5	—	0.5	—	—
Foreign currency exchange contracts	—	—	1.0	3.0	—	—

Total	$9.5	$7.5	$1.0	$3.5	$—	$—

Liabilities
Interest rate contracts	$—	$—	$66.1	$17.2	$—	$—
Commodity and other contracts	1.0	2.2	7.0	—	—	—
Foreign currency exchange contracts	—	—	—	1.0	—	—

Total	$1.0	$2.2	$73.1	$18.2	$—	$—

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

The book value of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the senior notes are disclosed in Note 2. The fair values of the retirement plan’s investments are disclosed in Note 9.

Note 8.    Stock Plans

Current Equity Compensation Plans

The 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates was adopted by the Board of Directors of Parent (the “Parent Board”) effective February 16, 2011 (the “2011 Plan”). The 2011 Plan provided for the grant of stock options and other stock based awards to key service providers of Parent and its affiliates, including the Company. 18,777,653 shares of common stock of Parent were initially reserved for grant under the plan, with such number to be automatically increased in the event the Parent Board and the Company’s Chief Executive Officer (“CEO”) make grant allocations that exceed such amount.

During fiscal 2012, Parent granted 18,020,000 stock options. Under the automatic increase provisions of the 2011 Plan, 3,702,690 of additional shares of common stock of Parent were authorized for grant. During fiscal 2012, the Parent Board approved an additional 500,000 shares of common stock available for future grant under the 2011 Plan. As of April 29, 2012, 520,000 shares of common stock were available for future grant subject to the automatic increase provision described above.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Certain options granted under the 2011 Plan were issued in exchange for options to purchase DMFC’s common stock granted under the Company’s previous equity plans (the “Rollover Options”). There were a total of 9,385,492 Rollover Options granted with a fair value of $3.75 per share. During fiscal 2012, 2,666,127 Rollover Options were cancelled and repurchased in connection with executive departures and 6,719,365 remain outstanding as of April 29, 2012. The Company did not incur any expense in connection with the issuance of the Rollover Options because they were granted in exchange for options of equal value. The Rollover Options are fully vested, and generally remain subject to their original terms under the Company’s previous equity plans, with applicable adjustments to convert the exercise price and number of shares of such options. Further, Rollover Options do not count toward the shares of common stock available for grant under the 2011 Plan.

During fiscal 2012, Parent granted 9,010,000 performance-based options with a weighted-average grant date fair value of $1.28 per share to employees of the Company. During the period March 8, 2011 through May 1, 2011, Parent granted 3,130,824 performance-based options with a grant date fair value of $1.40 per share to employees of the Company. Options subject to performance-based vesting generally vest at the end of each of fiscal years 2012 through 2016 if Parent achieves a pre-determined EBITDA- related financial target with respect to such fiscal year. In the event any such annual target is not achieved, those options that would have become vested pursuant to the achievement of such target may nevertheless vest at the end of the subsequent fiscal year if Parent achieves the applicable cumulative EBITDA-related financial target. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater that a predetermined threshold, an additional portion of the performance-based options may vest depending on the extent to which the realized return exceeds such threshold. The term of any performance-based option granted under the 2011 Plan may not be more than ten years from the date of its grant. Following the termination of employment of an optionholder, shares received pursuant to the exercise of options generally remain subject to certain put and call rights which vary depending on the nature of the termination.

The fair value of performance-based options that vest as described above was determined based on an option pricing model. The following table presents the weighted-average assumptions for performance-based options granted for the periods indicated:

	Successor
	Fiscal 2012	March 8, 2011 through May 1, 2011
Expected life (in years)	7.5	7.5
Expected volatility	40.0%	40.0%
Risk-free interest rate	1.36%	2.22%

During fiscal 2012, Parent granted 9,010,000 service-based options with a weighted-average grant date fair value of $2.21 per share to employees of the Company. During the period March 8, 2011 through May 1, 2011, Parent granted 3,130,848 service-based options with a grant date fair value of $2.42 per share to employees of the Company. Generally, options granted under the 2011 Plan that are subject to service-based vesting vest in five equal installments on each of the first five anniversaries of the grant date. The term of any service-based option granted under the 2011 Plan may not be more than ten years from the date of its grant.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The fair value for service-based stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The expected term of options granted was based on the “simplified” method. Expected stock price volatility was determined based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was based on the expectation that no dividends will be paid. The following table presents the weighted-average assumptions for service-based options granted for the periods indicated:

	Successor
	Fiscal 2012	March 8, 2011 through May 1, 2011
Expected life (in years)	6.5	6.5
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.61%	2.78%
Dividend yield	0.0%	0.0%

The following table represents the stock option activity for the periods indicated:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Exercisable Weighted- Average Exercise Price
Balance at March 8, 2011	—	N/A	—	N/A
Granted	15,647,164	$2.75	9,385,492	$1.25
Forfeited	—	—
Exercised	—	—
Cancelled	—	—

Balance at May 1, 2011	15,647,164	2.75	9,385,492	1.25
Granted	18,020,000	5.55
Forfeited	(1,821,329)	5.00
Exercised	—	—
Cancelled	(2,666,127)	1.25

Balance at April 29, 2012	29,179,708	$4.48	8,825,417	$2.26

Options forfeited represent the number of unvested options that were forfeited in connection with the termination of employment of the optionholders. Options cancelled represent the number of vested options that were subject to repurchase and cancellation by the Company in connection with the termination of employment of the optionholders.

As of April 29, 2012, all of the stock-based awards outstanding are equity classified. As of April 29, 2012, there was approximately $36.7 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.5 years. As of April 29, 2012, the weighted-average remaining contractual life of options outstanding was 8.5 years.

During fiscal 2012, Parent also granted 1,366,199 shares of restricted common stock with a fair value and purchase price of $5.00 per share. The restricted shares generally vest over three years from the employee’s anniversary date of hire. During fiscal 2012, Parent also granted 400,000 shares of restricted common stock with a fair value and purchase price of $5.00 per share which were immediately vested.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

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

Under the Del Monte Foods Company 2003 Non-Employee Director Deferred Compensation Plan and the 2005 Non-Employee Director Deferred Compensation Plan, non-employee directors could elect to defer 0%, 50% or 100% of their cash compensation, stock-based compensation or both, which amount would instead be converted to deferred stock units each representing one share of DMFC’s common stock. Upon termination from the Board, the deferred stock units were converted to shares of DMFC’s common stock and distributed in shares as a lump sum or installments for up to 15 years, as elected by the non-employee director. These deferred stock units and related distributed shares were issued under the 2002 Plan.

The Del Monte Corporation Annual Incentive Program Deferred Compensation Plan (“the AIP Deferred Compensation Plan”) permitted, through the date it was frozen on October 2, 2009, participants to defer part or all of their annual cash incentive award. The AIP Deferred Compensation Plan provided that such cash deferrals were to be converted into vested deferred stock units and those participants received an additional Company match grant of deferred stock units that vested over a three-year period. The deferred stock units and related distributed shares of DMFC common stock issued in connection with deferrals under the Old Plan were issued under the 2002 Plan.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The fair value for DMFC’s stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted-average assumptions for options granted for the period May 3, 2010 through March 7, 2011 and fiscal 2010:

	Predecessor
	May 3, 2010 through March 7, 2011	Fiscal 2010
Expected life (in years)	6.0	6.0
Expected volatility	29.4%	28.5%
Risk-free interest rate	1.70%	2.70%
Dividend yield	2.4%	2.6%

The expected life was based on the average length of time in which the Company expects its employees to exercise their options. Expected stock volatility reflects movements in DMFC’s stock price over a historical period that matches the expected life of the options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield assumption was based on the Company’s expectation regarding the future payment of dividends.

The weighted-average fair value per share of options granted for the period May 3, 2010 through March 7, 2011 and fiscal 2010 was $2.90 and $2.69, respectively. Except for performance shares that vest based on relative total shareholder return, the fair value of other stock-based compensation was determined by the market value of DMFC’s common stock on the date of grant. Performance shares that vest based on relative total shareholder return are considered to contain a market condition; the fair value of these shares was determined based on a model which considered the estimated probabilities of possible outcomes. For stock awards that are not credited with dividends during the vesting period, the value is reduced by the present value of the expected dividend stream during the vesting period in order to calculate the grant date fair value. The total intrinsic value of options exercised for the period May 3, 2010 through March 7, 2011 and fiscal 2010 was $56.5 million and $6.5 million, respectively.

The Company recognized total stock compensation expense of $45.3 million and $21.3 million for the period May 3, 2010 through March 7, 2011 and fiscal 2010, respectively. Because the Merger constituted a change of control, the vesting of all stock awards was accelerated resulting in an incremental $33.2 million of stock compensation expense for the period May 3, 2010 through March 7, 2011. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements was $17.7 million and $8.4 million for the period May 3, 2010 through March 7, 2011 and fiscal 2010, respectively. No stock compensation cost was capitalized as part of inventory and fixed assets for the twelve months ended May 1, 2011 and fiscal 2010.

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Exercisable Weighted- Average Exercise Price
Balance at May 3, 2009	17,384,813	$9.17	10,993,068	$9.23
Granted	3,001,000	11.37
Forfeited	(207,249)	10.12
Exercised	(1,453,058)	8.40

Balance at May 2, 2010	18,725,506	9.57	11,781,956	9.37
Granted	2,161,300	12.64
Forfeited	(71,265)	9.74
Exercised	(6,666,735)	8.91
Options vested due to the Merger	(14,148,806)	10.35

Balance at March 8, 2011	—	N/A	N/A	N/A

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Other stock-based compensation activity and related information during the period indicated was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at May 2, 2010	4,644,483	$6.38
Granted	1,710,336	9.75
Forfeited	(34,054)	5.62
Vested	(6,320,765)	7.45

Nonvested balance at March 8, 2011	—	N/A

The total grant date fair value of shares vested for the period May 3, 2010 through March 7, 2011 and fiscal 2010 was $47.1 million and $4.0 million, respectively.

For the period May 3, 2010 through March 7, 2011, the Company received cash of $59.6 million and realized a reduction in cash taxes payable of $25.4 million from the exercise of stock options.

Supplemental Disclosure of Non-cash Financing Activities

As described above, on the date of the Merger, certain stock options of the Company’s previous equity plans were exchanged for 9,385,492 Rollover Options for a total value of $35.2 million.

Note 9. Retirement Benefits

Defined Benefit Plans. Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans are as follows (in millions):

	Successor		Successor
	Pension Benefits		Other Benefits
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011

Change in benefit obligation:
Benefit obligation at beginning of period	$440.2	$435.7	$149.6	$154.6
Service cost	13.6	1.9	1.5	0.3
Interest cost	23.0	3.5	8.4	1.3
Actuarial (gain)/loss	24.1	6.3	1.5	(6.1)
Benefits paid	(34.6)	(7.2)	(3.1)	(0.5)

Benefit obligation at end of period	$466.3	$440.2	$157.9	$149.6

Accumulated benefit obligation	$450.0	$421.9

Change in plan assets:
Fair value of plan assets at beginning of period	$449.1	$442.5	$—	$—
Actual gain on plan assets	31.0	13.8	—	—
Employer contributions	15.0	—	3.1	0.5
Benefits paid	(34.6)	(7.2)	(3.1)	(0.5)

Fair value of plan assets at end of period	$460.5	$449.1	$—	$—

Funded status at end of period	$(5.8)	$8.9	$(157.9)	$(149.6)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets, net	$—	$8.9	$—	$—
Accounts payable and accrued expenses	(15.0)	—	(6.6)	(6.9)
Other non-current liabilities	9.2	—	(151.3)	(142.7)

Total	$(5.8)	$8.9	$(157.9)	$(149.6)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial net gain/(loss)	$(23.2)	$2.6	$4.6	$6.1
Net prior service credit/(cost)	—	—	—	—

Total	$(23.2)	$2.6	$4.6	$6.1

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The components of net periodic pension cost for the qualified defined benefit pension plan and other benefit plans for the periods indicated are as follows (in millions):

	Successor		Predecessor		Successor		Predecessor
	Pension Benefits				Other Benefits
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$13.6	$1.9	$11.9	$10.9	$1.5	$0.3	$1.3	$1.6
Interest cost on projected benefit obligation	23.0	3.5	19.6	26.7	8.4	1.3	7.2	8.5
Expected return on plan assets	(32.7)	(4.8)	(25.7)	(20.5)	—	—	—	—
Amortization of prior service cost/(credit)	—	—	3.3	0.9	—	—	(7.1)	(8.4)
Amortization of loss/(gain)	—	—	0.8	1.9	—	—	—	(0.2)

Net periodic benefit cost	$3.9	$0.6	$9.9	$19.9	$9.9	$1.6	$1.4	$1.5

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

Weighted-average assumptions used in computing the benefit obligations and net periodic benefit costs for the qualified defined benefit pension plan and other benefit plans are as follows:

	Successor
	Pension Benefits		Other Benefits
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Assumptions used to determine projected benefit obligation:
Discount rate used in determining projected benefit obligation	4.60%	5.50%	4.90%	5.75%
Rate of increase in compensation levels	3.68%	4.69%

	Successor		Predecessor		Successor		Predecessor
	Pension Benefits				Other Benefits
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Assumptions used to determine periodic benefit cost:
Discount rate used in determining periodic benefit cost	5.50%	5.50%	5.50%	7.90%	5.75%	5.75%	6.00%	7.55%
Rate of increase in compensation levels	4.69%	4.69%	4.69%	4.68%
Long-term rate of return on assets	7.50%	7.50%	7.50%	7.60%

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

No amounts will be amortized from AOCI into net periodic benefit cost over the next fiscal year for both the qualified defined benefit pension plan and other benefit plans.

The Company made contributions to its defined benefit pension plan of $15.0 million for fiscal 2012. The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. The Company has made contributions in excess of its required minimum amounts for fiscal 2012 and the period May 3, 2010 through March 7, 2011 and during fiscal 2010. Due to uncertainties of future funding levels as well as plan financial returns, the Company cannot predict whether it will continue to achieve specified plan funding thresholds. The Company currently expects to make contributions of approximately $15.0 million in fiscal 2013.

The projected future benefit payments are as follows (in millions):

	Pension Benefits	Other Benefits
2013	$45.6	$6.6
2014	42.4	7.2
2015	42.1	7.8
2016	41.4	8.4
2017	41.0	8.8
Years 2018-2022	194.3	49.0

The weighted-average asset allocation of the pension plan assets and weighted-average target allocation as of the measurement date for fiscal 2012 and the twelve months ended May 1, 2011 are as follows:

	Successor
	April 29, 2012	May 1, 2011	Target Allocation Range
Equity securities	45%	41%	31-51%
Debt securities	52%	54%	47-64%
Other	3%	5%	2-9%

Total	100%	100%

Plan assets: The Company has adopted the fair value provisions (as described in Note 7) for the plan assets of its defined benefit pension plan. The Company categorizes plan assets within a three level fair value hierarchy.

The following is a description of the valuation methodologies used for assets measured at fair value:

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

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

Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:

Limited partnership interests: valued at their estimated fair value based on audited financial statements of the partnerships.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of April 29, 2012 (in millions):

	Investments at Fair Value
	Level 1	Level 2	Level 3	Total
Plan investments in Master Trust:
Interest bearing cash	$13.4	$—	$—	$13.4
Common collective trust funds:
Fixed income	—	133.7	—	133.7
Equity index funds	—	96.1	—	96.1
Equity fund	—	30.5	—	30.5
Other funds	—	22.4	—	22.4
Mutual funds:
Equity fund	31.4	—	—	31.4
Corporate debt securities	—	43.4	—	43.4
Corporate stock	22.1	—	—	22.1
Government securities	52.3	9.7	—	62.0
Limited partnership interests	—	—	3.7	3.7
Other	—	1.8	—	1.8

Total Investments	$119.2	$337.6	$3.7	$460.5

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of May 1, 2011 (in millions):

	Investments at Fair Value
	Level 1	Level 2	Level 3	Total
Plan investments in Master Trust:
Interest bearing cash	$10.4	$—	$—	$10.4
Common collective trust funds:
Fixed income	—	126.5	—	126.5
Equity index funds	—	88.1	—	88.1
Equity fund	—	30.9	—	30.9
Other funds	—	22.5	—	22.5
Mutual funds:
Equity fund	30.4	—	—	30.4
Corporate debt securities	—	43.1	—	43.1
Corporate stock	19.1	—	—	19.1
Government securities	—	62.0	—	62.0
Limited partnership interests	—	10.2	4.9	15.1
Other	—	4.3	—	4.3

Total Investments	$59.9	$387.6	$4.9	$452.4

There were no transfers of plan assets between Level 1 and Level 2 or into or out of Level 3 during fiscal 2012 and for the twelve months ended May 1, 2011.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The Company held investments in a private limited partnership with unobservable inputs (Level 3). Investments are valued at estimated fair value based on audited financial statements received from the general partner. The general partner annually engages an independent appraiser to value the investments of the limited partnership.

Changes in fair value measurements of Level 3 investments during the periods indicated were as follows (in millions):

Level 3
Balance at May 1, 2011	$4.9
Sales	(1.2)

Balance at April 29, 2012	$3.7

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

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed as indicated below:

	Successor		Predecessor
Plan	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Preferred provider organization and associated indemnity plans	8.4%	8.7%	9.0%
Health maintenance organization plans	9.1%	9.5%	10.0%
Dental and vision plans	5.0%	5.0%	5.0%

The rate of increase is assumed to decline gradually to 4.5% for the preferred provider organization and associated indemnity plans as well as for the health maintenance organization plans.

The health care cost trend rate assumption has a significant effect on the amounts reported. The following table presents the impact of a 1% increase or decrease of the health care cost trend rate on the postretirement benefit obligation and the aggregate of the service and interest cost components of net periodic pension benefit cost as of April 29, 2012 and for the year then ended, respectively (in millions):

	1% Increase	1% Decrease
Postretirement benefit obligation at April 29, 2012 increase/(decrease)	$21.0	$(17.2)
Aggregate of service and interest rate cost components of net periodic pension benefit cost for fiscal 2012 increase/(decrease)	1.4	(1.2)

Defined Contribution Plans. Del Monte participates in two defined contribution plans. Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans were as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Company contributions	$8.8	$1.0	$6.7	$7.6

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Multi-employer Plans. Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The Company made contributions to multi-employer plans as follows for the periods indicated below (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Company contributions	$7.6	$0.8	$7.3	$8.3

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers; and

•

If the Company stops participating in some of its multi-employer pension plan-s, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability. As discussed in Note 18, “Subsequent Events,” the Company announced the closure of the Kingsburg, California processing facility following this summer’s peach canning season. As a result of the closure, the Company may potentially incur a withdrawal liability associated with the related multi-employer pension plan.

The following table presents information regarding the multi-employer plans that are significant to the Company:

Pension Fund Name	EIN/Pension Plan Number	Pension Protection Act Zone Status [1]		FIP/RP Status Pending/ Implemented [2]	Contributions of Del Monte Corporation (For the 12 months ended December 31)			Surcharge Imposed [3]	Expiration Date of Collective Bargaining Agreement
(in millions)
		2011	2010		2011	2010	2009
Bakery and Confectionery Union and Industry International Health Benefits and Pension Fund [4]	52-6118572	as of 1/1/12 65.80% RED	as of 1/1/11 83.20% GREEN	Implemented	$ 1.2	$ 1.3	$ 1.2	Yes 5% Calendar 2012 10% Calendar 2013	9/28/2014
Western Conference of Teamsters Pension Plan [4]	91-6145047	as of 1/1/12 90.30% GREEN	as of 1/1/11 93.40% GREEN	N/A	$ 6.3	$ 6.5	$ 6.3	No	6/30/2012

[1]

The Pension Protection Act of 2006 ranks the funded status of multiemployer pension plans depending upon a plans current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65%. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year end, not the Company’s year end. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. During 2011, the

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Bakery and Confectionery Union and Industry International Health Benefits and Pension Fund (Bakery and Confectionery Union Fund) was in Red Zone status. Although the current funding status as of 2011 was 65.8%, the Company’s actuary concluded that the funding status is more than likely to fall below 65% within the next five years and has classified the Bakery and Confectionery Union Fund in Red Zone status.

[2]	Funding Improvement Plan or Rehabilitation Plan as defined in the Employment Retirement Security Act of 1974 has been implemented or is pending.
[3]	Whether Del Monte Corporation paid a surcharge to the Plan in the most current year due to funding shortfalls and the amount of the surcharge.
[4]	The Company was not listed in the Plans’ Forms 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2010, the most recent year available.

Other Plans. The Company has various other nonqualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans are unfunded and comply with IRS rules for nonqualified plans.

Note 10.    Other (Income) Expense

The components of other (income) expense are as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
(Gain) loss on hedging contracts	$53.6	$12.5	$0.4	$(3.7)
Foreign currency transaction (gains) losses	1.4	(2.2)	(6.1)	(0.3)
Discontinuation of hedge accounting for interest rate swap	—	—	—	13.4
Redemption premium over the fair value of senior subordinated notes tendered/redeemed	—	15.8	—	—
Other	0.5	(0.4)	0.5	0.4

Total other (income) expense	$55.5	$25.7	$(5.2)	$9.8

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Note 11.    Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Income (loss) from continuing operations before income taxes:
Domestic	$58.8	$(152.6)	$349.4	$373.3
Foreign	4.8	(1.3)	12.3	8.6

	$63.6	$(153.9)	$361.7	$381.9

Income tax provision (benefit):
Current:
U.S federal	$9.7	$0.1	$28.1	$70.8
State and foreign	7.1	0.1	13.3	14.7

Total current	16.8	0.2	41.4	85.5

Deferred:
U.S federal	$16.5	$(44.4)	$95.8	$52.1
State and foreign	(1.0)	(4.8)	2.6	2.3

Total deferred	15.5	(49.2)	98.4	54.4

Provision (benefit) for income taxes	$32.3	$(49.0)	$139.8	$139.9

The above amounts do not include tax benefits of $35.3 million and $1.7 million for the period May 3, 2010 through March 7, 2011 and fiscal 2010, respectively, from stock based compensation, which for accounting purposes are recorded in additional paid-in capital.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	Successor
	April 29, 2012	May 1, 2011
Deferred tax assets:
Post employment benefits	$60.5	$57.3
Pension liability	16.0	17.7
Workers’ compensation	12.4	13.6
Net operating loss and tax credit carry forwards	5.8	55.8
Stock-based compensation	10.6	13.6
Fair value derivatives	34.8	—
Other	40.9	37.4

Gross deferred tax assets	181.0	195.4
Deferred tax liabilities:
Depreciation and amortization	135.7	129.7
Intangible assets	957.3	956.4
Inventory	43.9	52.0
Other	7.4	10.4

Gross deferred tax liabilities	1,144.3	1,148.5

Net deferred tax liability	$(963.3)	$(953.1)

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

At April 29, 2012, the Company had not provided for any valuation allowance on its deferred tax assets. In evaluating the Company’s ability to realize its deferred tax assets, the Company considers all available positive and negative evidence and recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future.

The differences between the expected provision for income taxes and the actual provision for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Expected income taxes computed at the statutory U.S.federal income tax rate	$22.3	$(53.8)	$126.6	$133.7
State taxes, net of federal benefit	3.3	(4.6)	9.6	15.8
Expense (benefit) of state tax law change	0.9	—	—	(3.9)
Valuation allowance reversal	—	—	(1.5)	(1.0)
Non-deductible severance related costs	8.3	—	—	—
Non-deductible transaction costs	0.4	9.2	6.3	—
Other	(2.9)	0.2	(1.2)	(4.7)

Actual provision for income taxes	$32.3	$(49.0)	$139.8	$139.9

As of April 29, 2012, the Company has state net operating loss carryforwards of $69.7 million, which expire between fiscal 2021 and 2031, and foreign net operating loss carryforwards of $4.1 million, which expire in fiscal 2013. The Company also has $3.6 million of state tax credits, of which $1.0 million of state tax credits will expire in fiscal 2020 and the remaining has no expiration date, and $1.6 million of Mexican Asset Tax Credits, which will expire between fiscal 2013 and 2018. The net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, are approximately $37.1 million as of April 29, 2012. It is not practical to assess the tax amount on the cumulative undistributed earnings because the computation would depend on a number of factors that are not known until a decision to repatriate the earnings is made. The Company intends to reinvest such earnings indefinitely.

The Company had gross unrecognized tax benefits of $7.3 million and $10.6 million as of April 29, 2012 and May 1, 2011, respectively.

Reconciliations of the beginning and ending balance of total unrecognized tax benefits for fiscal 2012 and the twelve months ended May 1, 2011 are as follows (in millions):

	Successor
	April 29, 2012	May 1, 2011
Balance at beginning of year	$10.6	$18.0
Additions based on tax positions related to the current year	0.9	1.3
Additions based on tax positions of prior years	1.3	—
Reductions for tax positions of prior years	(2.3)	—
Settlements	—	(3.7)
Lapse of statute of limitations issues	(3.2)	(5.0)

Balance at end of year	$7.3	$10.6

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

If recognized, $5.3 million of the Company’s unrecognized tax benefits would impact the effective tax rate on income from continuing operations. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. For fiscal 2012, the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011 and fiscal 2010, the amount of interest recorded in the consolidated statement of income (loss) was $0.0 million, $0.1 million, $0.3 million and $0.5 million, respectively. As of April 29, 2012 and May 1, 2011, the amount of accrued interest included in the non-current income tax liability account was $0.8 million. The Company has no amounts accrued for penalties.

The Company files income tax returns in the U.S. and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of effective settlement. The Company believes it is reasonably possible it will close a tax year to audit during the next 12 months. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $2.2 million.

The Company has open tax years primarily from 2008 to 2011 with various significant taxing jurisdictions including the U.S., Mexico and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

Supplemental Disclosure of Cash Flow Information. The Company made net income tax payments of $38.0 million and $92.3 million for the period May 3, 2011 through March 7, 2011 and fiscal 2010, respectively. The Company received net income tax refunds of $38.9 million and $2.5 million for fiscal 2012 and the period March 8, 2011 through May 1, 2011, respectively.

Note 12.    Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and other purchase commitments.

Lease Commitments

The Company leases certain property, equipment and office and plant facilities. At April 29, 2012, the aggregate minimum rental payments required under non-cancelable operating leases were as follows (in millions):

2013	$48.1
2014	40.5
2015	37.4
2016	28.5
2017	20.0
Thereafter	44.2

Rent expense related to operating leases was comprised of the following (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Minimum rentals	$57.0	$7.2	$49.4	$53.3
Contingent rentals	19.0	2.4	17.4	20.2

	$76.0	$9.6	$66.8	$73.5

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Grower Commitments

The Company has entered into non-cancelable agreements with growers, with terms ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Total purchases	$156.5	$0.4	$153.3	$197.8

At April 29, 2012, aggregate purchase commitments under non-cancelable agreements with growers (priced at April 29, 2012 estimated costs) are estimated as follows (in millions):

2013	$168.9
2014	45.8
2015	40.7
2016	34.5
2017	31.9
Thereafter	54.7

Other Purchase Commitments

Supply Agreements. The Company has long-term supply agreements with two suppliers covering the purchase of metal cans and ends.

The Company entered into an agreement with Impress Group, B.V. (“Impress”) which was effective as of January 23, 2008. In January 2011, Impress was acquired by Ardagh Glass Group and the combined entity was subsequently renamed Ardagh Packaging Group (“Ardagh”). Currently, this agreement grants Ardagh the exclusive right, subject to certain specified exceptions, to supply metal cans and ends for pet products. The agreement expires December 31, 2015.

The Company is also a party to a supply agreement, effective as of January 1, 2010, with Silgan Containers LLC (“Silgan”) which relates to Silgan’s provision of metal cans and ends used for fruit, vegetable, tomato and broth products. Under the agreement and subject to certain specified exceptions, the Company must purchase all of its U.S. metal food and beverage container requirements for fruit, vegetable, tomato and broth products from Silgan. The Silgan agreement expires December 31, 2021.

Total future purchases committed as of April 29, 2012 and actual purchases made for the periods indicated are as follows (in millions):

	Successor			Predecessor
	Fiscal 2013 (committed) *	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Ardagh purchases	$10.4	$70.2	$10.0	$68.1	$87.1
Silgan purchases	42.1	206.2	14.3	199.7	230.9

*	Represents amounts that the Company is contractually committed to as of April 29, 2012.

Pricing under the Ardagh agreement and Silgan agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Co-pack and Service Commitments. The Company has entered into non-cancelable agreements with co-packers and other service providers with commitments generally ranging from one year to five years. Total purchases under these agreements were as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Co-pack purchases	$304.1	$50.2	$281.1	$348.7

The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements. In November 2011, in connection the Company believes with its desire to continue to supply Del Monte, but under a modified agreement, the Company’s primary pineapple supplier provided notice of termination under its co-pack agreement, which is cancelable upon three years’ notice. Total purchases under this agreement were as follows (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Pineapple purchases	$62.3	$4.8	$43.2	$48.7

At April 29, 2012, aggregate purchase commitments under non-cancelable agreements with co-packers and other service providers (including pineapple requirements) are estimated as follows (in millions):

2013	$264.7
2014	185.1
2015	119.0
2016	65.2
2017	65.2
Thereafter	260.0

Ingredients and other. The Company has purchase commitments with vendors for various ingredients and other items. Total commitments under these agreements were approximately $315.5 million as of April 29, 2012.

Union Contracts

As of April 29, 2012, the Company has 16 collective bargaining agreements with 15 union locals covering approximately 75% of its hourly full-time and seasonal employees. Of these employees, approximately 78% are covered under collective bargaining agreements scheduled to expire in fiscal 2013 and approximately 6% are covered under collective bargaining agreements scheduled to expire in fiscal 2014. These agreements are subject to negotiation and renewal.

Legal Proceedings

Shareholder Litigation Involving the Company

Following the announcement of the Merger, fifteen putative class action lawsuits (the “Shareholder Cases”) relating to the transactions contemplated under the merger agreement were filed against DMFC, certain of its now-former officers and directors, and other parties including (in certain cases) Blue Sub. All of the Shareholder Cases have now been dismissed or extinguished as a result of voluntary dismissals and the entry of an Order and Final Judgment on December 1, 2011, by the Delaware Court of Chancery, approving the Settlement (as defined below) of In re Del Monte Foods Company Shareholders Litigation (the “Delaware Shareholder Case”) and releasing all claims of a specified class of shareholders arising out of or relating to the Merger and other specified subjects.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Delaware Shareholder Case

The Delaware Shareholder Case was filed in the Delaware Court of Chancery and consolidated with other related cases filed in the same court. The complaint filed in the case asserted claims on behalf of lead Plaintiff NECA-IBEW Pension Fund and a putative class of shareholders against each of the now-former directors of DMFC (together, the “Directors”), DMFC’s former Chief Executive Officer in his capacity as such, Barclays Capital, Inc. (“Barclays”), DMFC, KKR, Vestar, Centerview (named as Centerview Partners; together with KKR and Vestar, the “Sponsor Defendants”), Parent, Blue Sub and DMC, which was joined as a defendant in the litigation as successor in interest to DMFC (together, the “Defendants”). The plaintiff in the Delaware Shareholder Case alleged that the Directors breached their fiduciary duties to the stockholders by agreeing to sell DMFC at a price that was unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement. The plaintiff further alleged that the Sponsor Defendants, Parent, Blue Sub and Barclays aided and abetted the Directors’ alleged breaches of fiduciary duties. In addition, the plaintiff asserted a claim for breach of fiduciary duty against the former Chief Executive Officer of DMFC in his capacity as an officer. The plaintiff also alleged that the Sponsor Defendants violated certain Confidentiality Agreements with DMFC, and that Barclays induced the Sponsor Defendants to violate the Confidentiality Agreements, committing tortious interference with contract. The complaint in the Delaware Shareholder Case sought injunctive relief, rescission of the Merger Agreement, compensatory damages, and attorneys’ fees.

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

On December 1, 2011, after settlement class members were given notice of the Proposed Settlement and an opportunity to file written objections, the Court of Chancery conducted a fairness hearing on the Proposed Settlement and entered an Order and Final Judgment approving the Proposed Settlement (as approved, the “Settlement”). In approving the Settlement, the Court of Chancery certified a mandatory, non-opt-out settlement class of certain former shareholders of DMFC, and granted the Defendants a release which extinguished all claims of the settlement class arising out of or relating to the Merger, including claims asserted in the Franklin case discussed below and all other Shareholder Cases, in exchange for a total payment of $89.4 million (inclusive of $22.3 million of fees and expenses awarded to plaintiffs’ counsel by the Court of Chancery and of costs of notifying the settlement class and administering claims). In connection with the Settlement, the Company agreed to pay $65.7 million into an escrow account to fund the Settlement, consisting of (1) the financial contribution to the Settlement and (2) the payment of previously unpaid Merger-related fees being contributed to the Settlement. On December 7, 2011, the Company paid $65.5 million into the escrow account ($0.2 million having

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

previously been paid). The Company entered into the Settlement to eliminate the uncertainties, burden, and expense of further litigation. In the Settlement, the Company, together with the other Defendants, denied all allegations of wrongdoing, and the Court of Chancery’s Order and Final Judgment approving the Settlement provides that it does not constitute an admission of wrongdoing by any Defendant. The Order and Final Judgment approving the Settlement was not appealed and has become final.

Franklin v. Del Monte Foods Co., et al

The Franklin case was filed by Elisa J. Franklin filed the case on behalf of herself and a putative class of shareholders against the Directors, DMFC and the Sponsor Defendants on December 10, 2010 in Superior Court in San Francisco, California. The plaintiff in the Franklin case asserted claims against the Directors that were similar to the claims in the Delaware Shareholder Case, alleging that they breached their fiduciary duties of care and loyalty by, among other acts, agreeing to sell DMFC at an inadequate price, running an ineffective sale process that relied on conflicted financial advisors, agreeing to preclusive deal protection measures, and pursuing the transaction for their own financial ends. The plaintiff in the Franklin case also asserted claims against the Sponsor Defendants and DMFC for aiding and abetting these alleged breaches of fiduciary duty. The Franklin case sought injunctive relief, rescission of the Merger Agreement, compensatory damages, and attorneys’ fees. On February 28, 2011, the Court in the Franklin case granted the motion of DMFC and the Directors to stay the proceeding pending resolution of the Delaware Shareholder Case. As noted above, the Settlement extinguished all claims of the settlement class arising out of or relating to the Merger. On May 16, 2012, the plaintiff filed a motion to dismiss the complaint.

Insurance Coverage

The Company has $50 million of director and officer insurance coverage for the Company and the former directors and officers of DMFC. In April 2012, the Company received a final settlement of the Company’s insurance claim from its primary insurance carrier, bringing the total settlement amount to $9 million. Additionally, in April 2012, the Company received a final settlement of the Company’s insurance claim from its first excess insurance carrier of $8.5 million. The Company’s remaining excess insurance carriers have reserved their rights with respect to liability coverage and have not agreed at this point that coverage is available for losses the Company has sustained as a result of the Shareholder Cases or the settlement in the Delaware Shareholder Case. A portion of the insurance settlements the Company receives are payable to third parties under an agreement among the defendants. Notwithstanding the Settlement, the Company continues to have certain indemnification obligations relating to the Merger, including the obligation to pay certain outstanding legal fees and expenses, subject to limitations under applicable law or contract.

SEC Investigation

On February 18, 2011, the SEC directed the Company to preserve documents and records relating to recent potential or actual business combinations and preparation of DMFC’s proxy statement relating to the transactions contemplated under the merger agreement. On March 4, 2011 the SEC requested that the Company voluntarily produce certain documents and records, which the Company has done on an ongoing basis. On May 23, 2011, the Company received a subpoena from the SEC requesting the same documents. The SEC issued supplemental subpoenas on December 14, 2011 and February 28, 2012. The Company is continuing to cooperate with the SEC in its investigation and has produced documents in response to these subpoenas. Because of the nature of this matter, the Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

Commercial Litigation Involving the Company

On June 22, 2012, a putative class action complaint was filed against the Company in Los Angeles Superior Court alleging false advertising under California’s consumer protection laws, negligence, breach of warranty and strict liability. Specifically, the complaint alleges that the Company engaged in false advertising by representing that Milo’s Kitchen Chicken Jerky Treats (“Chicken Jerky Treats”) are healthy, wholesome, and safe for consumption by dogs, and alleges that plaintiff’s pet became ill after consuming Chicken Jerky Treats. The allegations apply to all other putative class members similarly situated. The complaint seeks certification as a class action and unspecified damages, disgorgement of profits, punitive damages, attorneys’ fees and injunctive relief. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On April 5, 2012, a complaint was filed against the Company in U.S. District Court for the Northern District of California alleging false and misleading advertising under California’s consumer protection laws. Specifically, the complaint alleges that the Company engaged in false and misleading advertising in its antioxidant claims for tomato products, by implying that Del Monte Fruit Naturals fruit products are all natural, and by implying that products bearing a “made with Fresh Cut” label are fresh. The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On June 15, 2012, the Company filed a motion to dismiss plaintiff’s complaint. A hearing on this motion is scheduled for August 28, 2012. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 28, 2011, a complaint was filed against the Company by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6, et seq. (commonly known as “Proposition 65”). Specifically, the plaintiff alleges that the Company violated Proposition 65 by distributing certain pear,

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

peach and fruit cocktail products without providing warnings required by Proposition 65. The plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. The Company cannot at this time estimate a range of exposure, if any, of the potential liability.

On December 17, 2010, a putative class action complaint was filed against the Company by Lydia Littlefield, on behalf of herself and all others similarly situated, in the U.S. District Court for the District of Massachusetts, alleging intentional misrepresentation, fraud, negligent misrepresentation, breach of express warranty, breach of the implied warranty of merchantability and unjust enrichment. Specifically, the complaint alleged that the Company engaged in false and misleading representation of certain of the Company’s canned fruit products in representing that these products are safe and healthy, when they allegedly contain substances that are not safe and healthy. The plaintiffs sought certification of the class, injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company denied these allegations. On April 19, 2011, the U.S. Judicial Panel on Multidistrict Litigation issued an order consolidating Littlefield with several similar consumer class actions filed in other jurisdictions (in which the Company is not a defendant) in U.S. District Court for the District of Massachusetts. On July 29, 2011, the Company filed a motion to dismiss plaintiff’s complaint. A hearing on this motion was held November 18, 2011. The Court granted the motion to dismiss on December 21, 2011.

On September 30, 2010, a putative class action complaint was served against the Company, to be filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleges that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs are seeking compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The court signed an order dismissing those claims on December 28, 2010. The Company and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011. The notice period is now closed, and 53 plaintiffs have opted in to the lawsuit. On November 14, 2011, the Company and the plaintiffs agreed to a proposed settlement of the lawsuit in the amount of approximately $0.2 million. Plaintiffs submitted the proposed settlement to the Court on February 15, 2012 and received preliminary approval from the court on March 13, 2012. The notices to class members were sent out on April 19, 2012. The final hearing before the court is scheduled for September 27, 2012. As of April 29, 2012, the Company has accrued this $0.2 million in accounts payable and accrued expenses. Given the inherent uncertainty associated with legal matters, the actual cost of resolving this putative class action may be substantially higher or lower than the estimated accrual.

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleged that the Company breached the trademark license agreement through the marketing and sale of certain of the Company’s products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleged that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleged that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte sought damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a motion for a preliminary injunction, asking the Court to enjoin the Company from making certain claims about the Company’s refrigerated products. On October 23, 2008, the Court denied that motion. The Company denied Fresh Del Monte’s allegations. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleged, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violated the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a motion for partial summary judgment. On December 8, 2010, the Company filed an opposition to that motion. At a hearing on August 11, 2011, the Court denied Fresh Del Monte’s motion for partial summary judgment. The Company requested a voluntary dismissal of its counter-claims against Fresh Del Monte, which was granted by the Court on January 24, 2012. On April 6, 2012, a jury returned a verdict in favor of Fresh Del Monte and awarded the plaintiff

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

damages in the amount of $13.2 million. The jury found that the Company violated the Lanham Act through false and misleading advertising for certain refrigerated products, that the Company’s conduct was willful, and that it breached the trademark license agreement. On April 27, 2012, Fresh Del Monte filed a motion for permanent injunction and seeking a final judgment with respect to the damages awarded by the jury. Fresh Del Monte’s motion also seeks prejudgment interest, recovery of attorney’s fees, royalties and other related costs totaling approximately $8.5 million. The Company’s opposition to Fresh Del Monte’s motion was filed on May 18, 2012 and Fresh Del Monte’s reply to the Company’s opposition motion was filed on May 25, 2012. As of April 29, 2012, the Company had accrued in accounts payable and accrued expenses the $13.2 million jury award, as well as an estimate for the prejudgment interest, attorney’s fees, royalties and other related costs to be awarded to Fresh Del Monte. The Company cannot at this time reasonably estimate a range of exposure, if any, in excess of the amounts accrued.

Other

The Company is also involved from time to time in various legal proceedings incidental to the Company’s business, including proceedings involving product liability claims, workers’ compensation and other employee claims, tort claims and other general liability claims, for which the Company carries insurance, as well as trademark, copyright, patent infringement and related litigation. Additionally, the Company is involved from time to time in claims relating to environmental remediation and similar events. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of these matters (including matters currently known to the Company) will have a material adverse effect on its financial position.

Note 13.    Segment Information

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

The Company’s chief operating decision-maker, its CEO, reviews financial information presented on a consolidated basis accompanied by disaggregated information on net sales and operating income, by operating segment, for purposes of making decisions about resources to be allocated and assessing financial performance. The chief operating decision-maker reviews assets of the Company on a consolidated basis only. Fixed assets are neither maintained nor available by operating segment. The accounting policies of the individual operating segments are the same as those of the Company.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The following table presents financial information about the Company’s reportable segments (in millions):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Net sales:
Pet Products	$1,860.8	$271.0	$1,513.2	$1,750.0
Consumer Products	1,815.4	293.8	1,588.1	1,989.8

Total	$3,676.2	$564.8	$3,101.3	$3,739.8

Operating income (loss):
Pet Products	$323.2	$26.2	$351.5	$355.5
Consumer Products	117.2	9.1	170.9	222.6
Corporate (a)	(70.2)	(119.2)	(99.2)	(70.1)

Total	370.2	(83.9)	423.2	508.0
Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	251.1	44.3	66.7	116.3
Other (income) expense	55.5	25.7	(5.2)	9.8

Income (loss) from continuing operations before income taxes	$63.6	$(153.9)	$361.7	$381.9

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2012, the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011 and fiscal 2010 Corporate includes $0.0 million, $82.8 million, $68.8 million and $0.0 million of transaction and related costs, respectively.

See Note 4 for goodwill detailed by reportable segment.

Geographic Information

The following table presents domestic and foreign sales (in millions, except percentages):

	Successor		Predecessor
	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2010
Net sales—domestic	$3,428.9	$531.2	$2,917.2	$3,514.2
Net sales—foreign	247.3	33.6	184.1	225.6

Total	$3,676.2	$564.8	$3,101.3	$3,739.8

Percentage of sales:
Domestic	93.3%	94.1%	94.1%	94.0%
Foreign	6.7%	5.9%	5.9%	6.0%

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

The following table presents domestic and foreign property, plant and equipment (in millions, except percentages):

	Successor
	April 29, 2012	May 1, 2011
Net property, plant and equipment—domestic	$691.7	$694.6
Net property, plant and equipment—foreign	37.5	37.1

Total	$729.2	$731.7

Percentage of long-lived assets:
Domestic	94.9%	94.9%
Foreign	5.1%	5.1%

Note 14.    Related Party Transactions

Substantially all of Parent’s outstanding common stock is held by Blue Holdings I, L.P., a partnership that is controlled by funds affiliated with the Sponsors. Blue Holdings GP, LLC is the general partner of Blue Holdings I, L.P. Funds affiliated with the Sponsors control Blue Holdings GP, LLC. The following provides a summary of material transactions that involve DMFC, DMC, management, the Sponsors and entities affiliated with the Sponsors, Blue Sub, Parent, Blue Holdings I, L.P. and Blue Holdings GP, LLC.

Transactions with the Sponsors

Monitoring Agreement

On March 8, 2011, in connection with the Merger, entities affiliated with the Sponsors and an entity affiliated with AlpInvest Partners (the “AlpInvest Manager,” together with the affiliates of the Sponsors, collectively, the “Managers”) entered into a monitoring agreement (the “Monitoring Agreement”) with DMC, Parent and Blue Holdings I, L.P., pursuant to which the Managers provide management, consulting, financial and other advisory services to DMC and to its divisions, subsidiaries, parent entities and controlled affiliates. Pursuant to the Monitoring Agreement, the Managers, other than the AlpInvest Manager, are entitled to receive an aggregate annual advisory fee to be allocated among the Sponsors in accordance with their respective equity holdings in Blue Holdings I, L.P. in an amount equal to the greater of (i) $6.5 million and (ii) 1.00% of DMC’s “Adjusted EBITDA” (as defined in the Senior Notes Indenture) less an annual advisory fee of approximately $0.25 million paid to the AlpInvest Manager. For fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total expense for the Monitoring Agreement was approximately $6.5 million and $1.1 million, respectively. As of April 29, 2012, there was a payable of $0.2 million due to the Managers related to the Monitoring Agreement, which amount is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

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

Consulting Arrangements with Capstone Consulting LLC

The Company has engaged Capstone Consulting LLC (“Capstone”) to provide consulting services with respect to the Company’s operations. These engagements may be terminated at any time at the discretion of management of the Company. For fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total fees payable to Capstone under these arrangements were approximately $2.1 million and $0.4 million, respectively. One of the Company’s directors holds an equity interest in Capstone. Neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone. Capstone provides dedicated consulting services to KKR and its affiliated funds’ portfolio companies. As of April 29, 2012, there was a payable of $0.1 million due to Capstone, which amount is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

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

Financing Arrangements

KCM and certain of its capital markets affiliates played a number of roles in connection with the arrangement of financing related to the Merger, including providing financing commitments to Blue Sub, acting as a joint manager and arranger of the Term Loan Facility, an initial purchaser in the initial offering of 7.625% Notes and as dealer-manager in connection with our tender offer for outstanding 6  3/4% Notes and 7  1/2 % Notes. KCM received approximately $10.2 million for these services.

Transactions with Management

Equity Contributions

Pursuant to an equity contribution agreement dated March 8, 2011, and an equity contribution and subscription agreement, dated February 16, 2011, Blue Holdings I, L.P. contributed to Parent the sum of approximately $1,564.2 million and received from Parent 312,829,237 shares of common stock of Parent. On the date of the merger, the Company’s Executive Vice President, Chief Financial Officer and Treasurer and the Company’s Executive Vice President and Chief Operations Officer contributed approximately $0.6 million in the aggregate in cash to Parent and received 125,644 shares of common stock of Parent. In connection with the Merger, Parent contributed to Blue Sub the sum of approximately $1,550.7 million and paid $14.2 million in expenses on behalf of Blue Sub, and received from Blue Sub 10 shares of common stock of Blue Sub, which represented 100% of Blue Sub’s outstanding common stock.

During fiscal 2012 the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Brands, each contributed $1.0 million in cash to Parent and received 200,000 shares of common stock of Parent at a per share purchase price of $5.00 per share.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Note 15.    Quarterly Results of Operations (unaudited)

	Successor
	First (1)	Second	Third	Fourth
	(in millions)
Fiscal 2012:
Net sales	$776.2	$994.3	$971.1	$934.6
Operating income	49.3	107.1	124.5	89.3
Net income (loss)	(27.6)	17.2	28.6	14.4

	Predecessor				Successor
				January 31, 2011 through March 7, 2011	March 8, 2011 through May 1, 2011
	First (1)	Second	Third	Fourth	Fourth
	(in millions)				(in millions)
Twelve months ended May 1, 2011:
Net sales	$804.6	$940.9	$969.4	$386.4	$564.8
Operating income (loss)	119.4	148.0	145.4	10.4	(83.9)
Net income (loss)	59.4	81.1	87.1	(4.8)	(104.5)

(1)

The Company’s net sales in the Consumer Products segment have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter.

Note 16.    Share Repurchases

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

Note 17.    Supplemental Disclosures

The following information is intended to comply with the requirements in the Wisconsin Agriculture Producer Security Statute 126 and Agriculture, Trade and Consumer Protection Chapter 101.

Financial Ratios

The following table represents the Company’s current ratio and debt to equity ratio as of April 29, 2012 (in millions, except ratios):

Current Ratio:
Current assets\ Current liabilities	$1,471.9	=	2.47

	$596.3
Debt to Equity Ratio:
Total liabilities \ Total stockholder’s equity	$5,741.8	=	3.82

	$1,501.3

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 29, 2012

Allowance for Doubtful Accounts

The Company has an allowance for doubtful accounts at April 29, 2012 of $0.0 million. The method for determining the allowance is “specific identification” such that the Company reviews the accounts receivable balances and the aging and reserves for any balances that are determined to be uncollectible. Such balances may include those due from companies that are having financial trouble or filing bankruptcy, balances older than a year or balances that the Company has determined to be uncollectible for another reason. The Company does not have any accounts receivable balances that are older than a year that are not covered by the allowance for doubtful accounts. The Company does not have any non-trade notes or accounts receivables from an officer, director, employee, partner, or stockholder, or from a member of the family of any of those individuals. The Company does not have any notes or accounts receivables from a parent organization, a subsidiary, or affiliates.

Note 18.    Subsequent Events

On May 14, 2012, the Company approved and announced plans to consolidate its peach production across California at its processing facility in Modesto, California and plans to close its Kingsburg, California processing facility following this summer’s peach canning season. The consolidation is designed to lower the Company’s cost of production. As a result of the consolidation, approximately 70 full-time employees and approximately 1,100 seasonal employees are expected to be impacted. The Company expects to complete the plant consolidation by June 2013.

As a result of the plant consolidation, Del Monte expects to incur pre-tax charges and cash expenditures associated with exit or disposal activities related to (i) employee separation costs and (ii) other associated costs. Del Monte expects to incur approximately $8-11 million of total pre-tax cash charges associated with exit or disposal activities, consisting of (a) approximately $4 million of one-time employee termination costs and (b) approximately $4 -7 million of other associated costs.

In addition, in connection with the plant consolidation, the Company expects to incur non-cash incremental depreciation expense related to property, plant and equipment totaling approximately $10.0 million.

On June 5, 2012, the Company completed an acquisition of a fruit processing plant and warehouse facility based in Yakima County, Washington out of the bankruptcy estate of Snokist Growers. Under the asset purchase agreement, the Company acquired all of the processing assets and related properties of Snokist Growers for cash consideration of approximately $12.1 million, subject to certain adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chief Executive Officer, (our “CEO,” who was appointed effective August 15, 2011) and our Executive Vice President, Chief Financial Officer and Treasurer (our “CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting. Our internal control over financial reporting was also separately evaluated as of the end of the period covered by this Annual Report on Form 10-K in connection with the Management’s Report on Internal Control Over Financial Reporting which is set forth below.

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

Management assessed our internal control over financial reporting as of April 29, 2012, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

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

Changes in Company Management

David J. West was appointed Chief Executive Officer effective August 15, 2011. Thus, effective August 15, 2011, Mr. West became responsible (together with our CFO) for establishing and maintaining the Company’s disclosure controls and procedures, as well as its internal control over financial reporting.

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

As a result of the LLC Agreement, Messrs. Alper, Brown and Nelson were designated as members of our Board by KKR; Messrs. Harrison, Kelley and Mundt were designated by Vestar; Messrs. Hooper and Kilts were designated by Centerview; and Mr. Dunne was designated by AlpInvest. All of the directors other than Mr. West, who is an employee of the Company, are affiliated with the investment fund that designated them and are considered “affiliates” of the Company.

The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years and their ages as of June 25, 2012 are set forth below. To the Company’s knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Name	Age	Positions with the Company
Max V. Alper	35	Director
Simon E. Brown	41	Director
Richard Dunne	33	Director
Neil Harrison	59	Vice Chairman of the Board
David M. Hooper	44	Director
James P. Kelley	57	Director
James M. Kilts	64	Chairman of the Board
Kevin A. Mundt	58	Director
Dean B. Nelson	53	Director
David J. West	49	President and Chief Executive Officer; Director

Max V. Alper, Director. Mr. Alper became a director of the Company in September 2011. Mr. Alper is a Director of KKR and is a member of the Consumer Products and Services industry team in North America. He is involved with KKR’s investment in The Nielsen Company, and has been active in KKR’s partnership with Weld North LLC, an investment company focused on the consumer services, media, and marketing services sectors. Prior to joining KKR in May 2007, he was with SAB Capital Management LP, an alternative investment management firm, where he focused on public equity investments in a number of industries. Mr. Alper previously was with Madison Dearborn Partners and Morgan Stanley Capital Partners, both private equity funds, where he was involved in a broad range of private equity transactions.

Simon E. Brown, Director. Mr. Brown became a director of the Company in March 2011 in connection with the Merger. Mr. Brown is a Member of KKR and heads the Consumer Products and Services team in North America. At KKR, he has been involved in a variety of investments in the Consumer Products, Media and Technology sectors. Prior to joining KKR in 2003, Mr. Brown was with the private equity firms Madison Dearborn Partners, LLC, Thomas H. Lee Partners, L.P. and Morgan Stanley Capital Partners.

•

Other Directorships: Mr. Brown currently serves as a non-executive director of Nielsen Holdings N.V., a publicly held information and measurement company, on the Supervisory Board of The Nielsen Company B.V., a subsidiary of Nielsen Holdings N.V., and as a board member of Sealy Corporation, a publicly held bedding manufacturer.

Richard Dunne, Director. Mr. Dunne became a director of the Company in January 2012. Mr. Dunne is a Principal in the Co-Investment team of AlpInvest Partners where he is responsible for sourcing, executing, and monitoring equity transactions in North America. Prior to joining AlpInvest Partners in 2004, he was with Citigroup Global Markets, where he worked in the Financial Institutions Group within the Investment Banking Division. Mr. Dunne currently represents AlpInvest as a board observer for Genesys, Hunter Fan Company, Soleras Advanced Coatings, Spyder Active Sports and Visant Corporation.

Neil Harrison, Vice Chairman of the Board. Mr. Harrison became a director of the Company in March 2011 in connection with the Merger and served as Interim Chief Executive Officer from March 2011 until August 2011. Mr. Harrison is a Senior Advisor of Vestar Capital Partners and joined the firm in August 2010. From July 2008 to December 2009, he served as Chairman and Chief Executive Officer of Birds Eye Foods, Inc., a food company. From September 2005 to July 2008, Mr. Harrison served as Chairman, President and Chief Executive Officer of Birds Eye Foods, Inc. From 2002 to 2004, he served as Executive Vice President of H.J. Heinz Company, a publicly held food company, and President and Chief Executive Officer of Heinz North America, a division of the H.J. Heinz Company. From 1999 to 2002, he served as Senior Vice President and President and Chief Executive Officer of Heinz Frozen Food Company, a division of the H.J. Heinz Company. Prior to joining H.J. Heinz Company, Mr. Harrison held a variety of positions at the consumer products companies Miller Brewing Company, PepsiCo, Inc., General Foods Corporation and Unilever PLC.

•

Other Directorships: Mr. Harrison currently serves as a director of The Sun Products Corporation, a consumer products manufacturer. During the last five years, Mr. Harrison also served on the board of Solo Cup Company, a publicly reporting consumer products company.

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

James P. Kelley, Director. Mr. Kelley became a director of the Company in January 2012. Mr. Kelley is a Managing Director of Vestar Capital Partners and was a founding partner of the firm in 1988. He was formerly a senior executive in the Management Buyout Group of The First Boston Corporation. Prior to that, he practiced law with a leading Colorado law firm. Mr. Kelley is a board member of the National Fish and Wildlife Foundation and the Denver Foundation.

•

Other Directorships: Mr. Kelley currently serves as a director of Sun Products Corporation, a consumer products manufacturer, Consolidated Container Company, a private container manufacturing company, St. John Knits, Inc., a privately held women’s clothing company, and Health Grades, Inc.

James M. Kilts, Chairman of the Board. Mr. Kilts became a director of the Company in March 2011 in connection with the Merger. He has served as Chairman of the Board since March 8, 2011. Mr. Kilts is a founding Partner of Centerview Capital. Prior to joining Centerview Capital in 2006, Mr. Kilts was Vice Chairman of the Board of The Procter & Gamble Company, a publicly held consumer products company, and was Chairman of the Board, Chief Executive Officer and President of The Gillette Company, a consumer products manufacturer, before its merger with Procter & Gamble in October 2005. Prior to Gillette, Mr. Kilts served at different times with various food manufacturing companies as President and Chief Executive Officer of Nabisco, Executive Vice President of the Worldwide Food Group of Philip Morris, and President of Kraft USA and Oscar Mayer, President of Kraft Limited in Canada and Senior Vice President of Kraft International, divisions of Kraft Foods Inc. Mr. Kilts is also a member of the Board of Overseers of Weill Cornell Medical College, is a Life Trustee of Knox College, serves on the Board of Trustees of the University of Chicago and is a member of the Advisory Council of the University of Chicago Booth School of Business.

•

Other Directorships: Mr. Kilts currently serves as non-executive director and Chairman of Nielsen Holdings N.V., on The Nielsen Company B.V. Supervisory Board, and as a director of MetLife, Inc., a publicly held insurance company, MeadWestvaco Corporation, a publicly held packaging company, and Pfizer Inc., a publicly held biopharmaceutical company. During the last five years, Mr. Kilts also served on the board of The New York Times Co., a publicly held media company.

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

•

Other Directorships: Mr. Mundt currently serves as director of National Mentor Holdings, Inc., a publicly reporting human services company, and The Sun Products Corporation, a consumer products manufacturer. During the last five years, Mr. Mundt also served on the board(s) of Solo Cup Company, as Chairman of the Board, a publicly reporting consumer products company, MediMedia USA, Inc., Fiorucci Foods, Sunrise Medical, Duff & Phelps, and Birds Eye Foods, Inc.

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

•

Other Directorships: Mr. Nelson currently serves as a director of Sealy Corporation, a publicly held bedding manufacturer. During the last five years, Mr. Nelson also served on the boards of Dollar General Corporation, a publicly held discount retailer, and PRIMEDIA Inc., a publicly held targeted media company.

David J. West, President and Chief Executive Officer; Director. Mr. West was appointed to his current position in September 2011. Mr. West was appointed to the position of Chief Executive Officer of DMC and Parent, effective August 15, 2011. He joined the Board of Directors on June 12, 2011 and became an executive employee of DMC on June 10, 2011. Mr. West previously served as the President and Chief Executive Officer of The Hershey Company, a publicly held confectionery and chocolate products manufacturer, a position he held from December 2007 to May 2011. Prior to being appointed as President and Chief Executive Officer, from October 2007 to November 2007, Mr. West was President of The Hershey Company, while from January 2007 until October 2007, he served as Executive Vice President, Chief Operating Officer. From January 2005 to January 2007, Mr. West served as Senior Vice President, Chief Financial Officer of The Hershey Company and continued to hold the role of Chief Financial Officer until July 2007.

•	Other Directorships: During the last five years, Mr. West served as a director of The Hershey Company and of Tasty Baking Company.

We believe that our directors have the experience and qualifications that will allow them to make substantial contributions to the Board. As former chief executive officers of The Hershey Company, Birds Eye Foods and The Gillette Company, respectively, Messrs. West, Harrison and Kilts have experience in, and possess an understanding of, business issues applicable to the success of large consumer packaged goods companies. Messrs. Alper, Brown, Hooper, Kelley, Mundt, and Nelson have expertise in consumer products as a result of their experience working on investments in the consumer products area at Centerview, KKR and Vestar. All of our directors, other than Mr. West, have had positions at global private equity firms and possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. Messrs. Brown, Harrison, Hooper, Kelley, Kilts, Mundt, Nelson and West have working experience in corporate governance through their experience serving as directors of other public and private companies.

Executive Officers

The following table sets forth the name, age and positions, as of June 25, 2012, of individuals who are currently executive officers of DMC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMC. Executive officers serve at the discretion of DMC’s Board of Directors. Additionally, executive officers may be elected to DMC’s Board.

Name	Age	Position
David J. West	49	President and Chief Executive Officer; Director
Nils Lommerin	47	Executive Vice President and Chief Operations Officer
Larry E. Bodner	49	Executive Vice President, Chief Financial Officer and Treasurer
Timothy A. Cole	55	Executive Vice President, Sales
M. Carl Johnson, III	64	Executive Vice President, Brands
Richard W. Muto	61	Executive Vice President and Chief Human Resources Officer
David J. Lee	40	Senior Vice President, Strategy

David J. West, President and Chief Executive Officer; Director. Mr. West was appointed to his current position in September 2011. Mr. West was appointed to the position of Chief Executive Officer of DMC and Parent, effective August 15, 2011. He joined the

Board of Directors on June 12, 2011 and became an executive employee of DMC on June 10, 2011. Mr. West previously served as the President and Chief Executive Officer of The Hershey Company, a position he held from December 2007 to May 2011. Prior to being appointed as President and Chief Executive Officer, from October 2007 to November 2007, Mr. West was President of The Hershey Company, while from January 2007 until October 2007, he served as Executive Vice President, Chief Operating Officer. From January 2005 to January 2007, Mr. West served as Senior Vice President, Chief Financial Officer of The Hershey Company and continued to hold the role of Chief Financial Officer until July 2007. During the last five years, Mr. West served as a director of The Hershey Company and of Tasty Baking Company.

Nils Lommerin, Executive Vice President and Chief Operations Officer. Mr. Lommerin was appointed Executive Vice President and Chief Operations Officer effective November 2011. He joined the Company in March 2003 as Executive Vice President, Human Resources and was appointed Executive Vice President, Operations in July 2004 and was appointed Chief Operating Officer in January 2008. From March 1999 to July 2002, he was with Oxford Health Plans, Inc., a managed care company, where he most recently served as Executive Vice President, Operations and Corporate Services. From November 1991 to February 1999, Mr. Lommerin held a variety of senior Human Resources positions with PepsiCo, Inc., a consumer products company. From 1988-1991, he held manufacturing management positions with Kraft Foods Inc., a consumer products company.

Larry E. Bodner, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Bodner joined the Company in July 2003 and was appointed to his current position in October 2011. Mr. Bodner was Executive Vice President and Chief Financial Officer from March 2011 to October 2011; Executive Vice President, Finance from April 2010 to March 2011; Senior Vice President, Finance and Investor Relations from October 2007 to April 2010; Vice President, Finance and Investor Relations from July 2006 to October 2007; and Vice President, Internal Reporting and Financial Analysis from July 2003 to July 2006. Prior to joining the Company, he was Chief Operating Officer of Market Compass, Inc., a consulting and software development company, from May 2001 to July 2003 and Chief Operating Officer/Chief Financial Officer of SelfCare from 1998 to 2001. From 1995 to 1997, Mr. Bodner held a variety of senior financial positions with The Walt Disney Company, a publicly held media and entertainment company. From 1986 to 1994, Mr. Bodner held a variety of finance positions with The Procter & Gamble Company, a publicly held consumer products company.

Timothy A. Cole, Executive Vice President, Sales. Mr. Cole joined the Company in September 2004. From 1979 to September 2004, Mr. Cole held a variety of positions with The Quaker Oats Company, a packaged food company and now a unit of PepsiCo, Inc., a consumer products company, where he became Vice President of National Accounts for the United States.

M. Carl Johnson, III, Executive Vice President, Brands. Mr. Johnson was appointed Executive Vice President, Brands, effective November 2011. He has operating responsibility for the Company’s pet brands and the majority of its consumer brands, marketing and consumer insights groups, marketing services, research & development and innovation. From 2001 until April 2011, Mr. Johnson was with Campbell Soup Company, a publicly held food company. He served as Senior Vice President and Chief Strategy Officer from April 2001 to October 2010, having direct responsibility for corporate strategy, research & development, quality, corporate marketing services, licensing and e-business, and served as Senior Vice President and Senior Advisor to the CEO from October 2010 to April 2011. From 1992 to 2001, Mr. Johnson was with Kraft Foods Inc., a publicly held food company, where he ran three successively larger business divisions. He served as Executive Vice President, Kraft Foods N.A. and President, New Meals Division (a $2.5 billion division) from 1997 to 2001; Executive Vice President, Kraft Foods N.A., and President, Meals Division, Kraft Foods, N.A. from 1995 to 1997; Executive Vice President, Kraft USA and General Manager, Specialty Products Division, from 1993 to 1995; and Vice President of Strategy, Kraft Foods, USA from 1992 to 1993. Mr. Johnson currently serves as the non-executive chairman of Nautilus, Inc., a publicly held fitness equipment company, and as a director of Avedro, Inc., a privately held medical company.

Richard W. Muto, Executive Vice President and Chief Human Resources Officer. Mr. Muto joined Del Monte in 1974 and was appointed to his current position in September 2010. Mr. Muto was Senior Vice President, Human Resources from June 2008 to September 2010; Vice President, Human Resources from June 2007 to June 2008; and Vice President, Human Resources, U.S. and International Operations of Del Monte from December 1992 through June 2007. Prior to December 1992, he held a variety of positions within Del Monte’s human resources organization and, from 1986 to 1989, he held positions at RJR Nabisco.

David J. Lee, Senior Vice President, Strategy. Mr. Lee joined the Company in February 2004 and was appointed to his current position in October 2011. Mr. Lee was Senior Vice President, Consumer Products from March 2011 to October 2011; Vice President, Consumer Products Marketing from September 2010 to March 2011; Vice President, Strategic Planning and Business Development from October 2008 to September 2010; Vice President, Consumer Products Finance from July 2006 to October 2008; and Vice President, Sales Finance from July 2004 to July 2006. Prior to joining the Company, from 2001 to 2004, he was both Director, Strategic Planning at PG&E Corporation, a publicly held power and natural gas company, and a partner at Pacific Venture Capital, LLC, an affiliate of PG&E Corporation. From 1998 to 2000, he was a Senior Associate at McKinsey & Company. From 1994 to 1998, Mr. Lee held a variety of senior marketing positions at the Leo Burnett Company, an advertising agency.

Board Committees

Our Board of Directors has established an Audit Committee and a Compensation and Benefits Committee. Three directors currently comprise the Audit Committee: Messrs. Alper, Harrison and Hooper. Mr. Hooper currently serves as the Chair of the Audit Committee. The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which DMFC’s common stock was listed prior to the Merger, we do not believe that the members of our Audit Committee would be considered independent.

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

Procedures for Nominations to the Board

The Company does not have a nominating committee with respect to nomination of candidates to the Board. Instead, and as described more fully in “Item 13. Certain Relationships and Related Transactions, and Director Independence“ below, the Sponsors (or funds affiliated with the Sponsors) and other investors entered into the LLC Agreement with respect to their investment in Blue Holdings GP, LLC. Under the terms of the LLC Agreement, affiliates of each of KKR and Vestar have the right to designate three managers of Blue Holdings GP, LLC, affiliates of Centerview have the right to designate two managers of Blue Holdings GP, LLC and affiliates of AlpInvest Partners have the right to designate one manager of Blue Holdings GP, LLC. The LLC Agreement further provides that the members of the LLC will seek to ensure, to the extent permitted by law, that each of the members of Blue Holdings GP, LLC also are members of the board of directors of Parent and of the Company. There have been no changes to these procedures since the Company’s last disclosures regarding the process for making nominations to the board.

Code of Ethics

The Company continues to operate under the Standards of Business Conduct adopted by the board of directors of DMFC, which continue to apply to former subsidiaries of DMFC, including the Company. The Standards of Business Conduct apply to all of the Company’s officers, directors and employees and encompass the Company’s code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller. The Standards of Business Conduct are available on the Company’s website at www.delmontefoods.com. A printed copy of the Standards of Business Conduct is also available to any securityholder upon written request to the Corporate Secretary, Del Monte Corporation, P.O. Box 193575, San Francisco, California 94119-3575. The Company intends to make any required disclosures regarding any amendments of its code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller or waivers granted to any such officers on its website at www.delmontefoods.com. The Company is in the process of reviewing the Standards of Business Conduct and in the future may revise and update such standards to reflect the fact that the Company is now a privately held reporting company.

Item 11.	Executive Compensation

For purposes of this section of the Annual Report on Form 10-K, fiscal 2011 refers to the combination of the Predecessor period of May 3, 2010 through March 7, 2011 and the Successor period of March 8, 2011 through May 1, 2011.

Compensation Discussion and Analysis

This section of the Annual Report on Form 10-K explains how Del Monte’s executive compensation programs are designed and operate with respect to Neil Harrison, former Interim Chief Executive Officer (“Interim CEO”); David J. West, President and Chief Executive Officer (“CEO”); Larry E. Bodner, Executive Vice President (“EVP”), Chief Financial Officer (“CFO”) and Treasurer; Nils Lommerin, EVP and Chief Operations Officer (“COO”); Timothy A. Cole, EVP, Sales; M. Carl Johnson, III, EVP, Brands; David W. Allen, former EVP, Operations; and Richard L. French, former Senior Vice President (“SVP”), Treasurer, Chief Accounting Officer and Controller (who are together referred to as our named executive officers). This section also identifies the material elements and objectives of compensation provided to the named executive officers in fiscal 2012, and the reasons supporting such compensation. For a complete understanding of our executive compensation program, this Compensation Discussion and Analysis should be read in conjunction with the Summary Compensation Table and other compensation disclosures included in this Annual Report on Form 10-K.

Note that, unless otherwise described, the discussion below describes processes applicable in determining the compensation of our named executive officers other than Mr. Harrison, a member of our Board who served as our Interim CEO following the consummation of the Merger until August 15, 2011, and Mr. West. Mr. Harrison was compensated at a rate of $100,000 per month for his services as Interim CEO and was not entitled to any other compensation. In general, Mr. West’s compensation in fiscal 2012 was determined pursuant to his employment agreement negotiated with the Sponsors in connection with his joining Del Monte.

Overview

Fiscal 2012 Summary

In fiscal 2012, Del Monte continued to provide a compensation package for its executive officers consisting generally of base pay, performance-based annual cash incentives, long-term equity incentives, a limited cash perquisite allowance and supplemental retirement, severance and change-of-control benefits. Executive compensation packages continued to be based on compensation principles and objectives focused on providing competitive pay opportunities generally targeted at or above the market median (if performance meets target levels) that also served to align executive officers’ efforts with the interests of securityholders.

Compensation Objectives, Principles and Process

What are Del Monte’s executive compensation program objectives and principles?

The primary objective of Del Monte’s executive compensation program was, in fiscal 2012, and continues to be, to attract and retain executives of exceptional caliber who will provide strong, competitive leadership in the branded-food industry, drive securityholders’ value through superior performance, and align their interests with those of our securityholders. Toward that end, in fiscal 2012, executive compensation at Del Monte consisted of a portfolio of cash and equity-based elements designed to reward both corporate and individual performance, provide short and long-term incentives and compensate our executives both currently and upon retirement. The following compensation principles supplemented the compensation objectives described above with respect to fiscal 2012 in guiding management’s recommendations to the Compensation and Benefits Committee in fiscal 2012:

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

•

Long-term incentives should be targeted at the market median with individual equity awards that recognize an executive’s impact and the creation of sustainable performance over a long term horizon; and

•	The percentage of total compensation that is variable or “at risk” should increase with an executive officer’s overall compensation and grade level.

What were the Compensation and Benefits Committee’s processes for setting executive compensation in fiscal 2012?

The Compensation and Benefits Committee reviews our overall compensation strategy and policies, and annually sets the compensation of executive officers. The Compensation and Benefits Committee makes decisions regarding executive compensation with input from the CEO, other members of management and an executive compensation consultant engaged directly by the Compensation and Benefits Committee for executive compensation purposes. In fiscal 2012, Exequity, LLP served as the Compensation and Benefits Committee’s compensation consultant. Under the terms of the engagement by the Compensation and Benefits Committee, in the event Exequity provided other services to the Company, such services were subject to prior notification and approval of the Compensation and Benefits Committee or its Chairman. Exequity performed no such services in fiscal 2012.

Benchmarking and Peer Group Comparison. To be able to attract and retain top-level executive officers as we compete for customer programs and mindshare, in fiscal 2012 we aimed to provide total target direct compensation packages (including base salary, an annual incentive award at target and long-term incentive awards) to our executive officers, including our named executive officers, that were competitive and consistent with those provided by (1) major branded food and consumer products companies that are similar in size to Del Monte and require comparable leadership competencies, skills, and experiences, and (2) other similarly sized organizations that operate in the markets in which we compete for executive talent.

For purposes of fiscal 2011 compensation determinations, the Compensation Committee of the Board as it existed prior to the Merger approved a compensation comparator group, comprising publicly-traded and privately-held companies for such comparison purposes. Historically, such comparator group was reviewed annually and adjusted as appropriate. The Compensation and Benefits Committee did not formally review or approve such comparator group for purposes of fiscal 2012 compensation setting. However, in fiscal 2012, management and the Compensation and Benefit’s Committee’s external compensation consultant continued to consider such comparator group in making compensation recommendations to the Compensation and Benefits Committee. Such compensation comparator group comprised the following companies having median annual revenues of $5.2 billion:

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

Determinations of total target direct compensation for Del Monte’s executive officers began with management’s identification of the responsibilities, leadership competencies, technical skills and experience required for each particular executive position. The Compensation and Benefits Committee then reviewed a comparative analysis with respect to each executive position, based on the competitive data, analysis and advice supplied by its compensation consultant for the compensation comparator group. If no comparable position was identified in the compensation comparator group, the Compensation and Benefits Committee looked to other publicly available or survey data provided by its compensation consultant, as well as internal comparisons to other executives, to determine an appropriate competitive compensation level. For example, a Del Monte executive position may be mapped to a general industry position with similar impact, scope and rank in the corporate hierarchy. In general, the average total target direct compensation of our named executive officers (excluding Mr. Harrison) fell slightly above the median of the compensation comparator group.

Individual and Corporate Performance Assessment. The Compensation and Benefits Committee also considered an executive officer’s individual performance, experience and contribution to overall corporate success in adjusting base salaries and establishing incentive compensation. The Compensation and Benefits Committee reviewed tally sheets detailing the value, earnings and accumulated potential payout of each element of the executive’s compensation, including equity awards. Each tally sheet also summarized retirement benefits and quantified the benefits we are required to provide under various employment termination scenarios, including termination upon change of control. The tally sheets were informational and helped the Compensation and Benefits Committee to track changes in each named executive officer’s total direct compensation from year-to-year and to remain aware of the compensation historically paid to each executive officer. Company performance, while considered in adjusting base salaries and granting equity awards, was more specifically reflected in annual incentive award determinations as described in more detail below in the discussion under the heading “How were the fiscal 2012 cash annual incentive awards determined?”

What were the roles of the Compensation and Benefits Committee, compensation consultant and management in determining executive compensation?

In fiscal 2012, executive compensation was set by the Compensation and Benefits Committee, with support provided by the CEO and other members of management, and its compensation consultant. The processes of the compensation comparator group analysis and performance assessments described above were used to evaluate the compensation of our executive officers. Generally, this process included any necessary updates to executive position descriptions based upon management’s identification of the responsibilities, leadership competencies, technical skills and experience required for each executive officer position. The compensation consultant then compiled the compensation peer group comparator data and market survey data relevant to the executive position descriptions provided by management and submitted them to the Compensation and Benefits Committee for its consideration. The Compensation and Benefits Committee determined base salary and target levels of annual and long-term incentives for each of the applicable named executive officers after considering the compensation comparator group data and other individual and Company factors, as discussed further below in “Components of Executive Compensation.” In connection with the Compensation and Benefits Committee’s determination, the CEO provided the Compensation and Benefits Committee with his insights regarding these other individual and Company factors that may impact base salary and annual incentive targets for the other executive officers.

Components of Executive Compensation

What were the key elements of Del Monte’s executive compensation program in fiscal 2012?

For fiscal 2012, named executive officer compensation consisted principally of the elements identified in the following chart in addition to the health, welfare and retirement plans and programs generally available to all salaried employees:

Compensation Element	Objectives in Fiscal 2012	Key Features in Fiscal 2012

Base Salaries	• Provide a fixed-level of cash compensation upon which executives can rely.

•        Targeted to the median of the base salaries of the compensation comparator group.

•        Individual salaries may be above or below the compensation comparator group median to reflect the individual competencies, skills, experience and sustained performance of the executive holding this position.

Performance-Based, Cash Annual Incentives (Annual Incentive Plan)

•        Link annual corporate and business priorities with individual and group performance.

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

•        Corporate performance objectives were majorly based on measurable financial metrics (i.e., adjusted EBITDA and net debt reduction).

Long-Term Equity Incentives	• Align the interests of management with those of our securityholders. • Retain the services of our executive team for an extended term. • Reward achievement of our strategic objectives.

•        Following the consummation of the Merger, long-term incentives are provided by Parent, which makes grants of Parent stock options under the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates.

•        Options are subject to both service-based and performance-based vesting requirements.

Compensation Element	Objectives in Fiscal 2012	Key Features in Fiscal 2012

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

•         Supplemental Executive Retirement Plan provides a defined retirement benefit for executives based on a multiple of the executive’s final average compensation and years of service, less the amount of any other accrued pension benefits.

•         Generally, Supplemental Executive Retirement Plan benefits vest after a minimum of 5 years of service and attainment of age 55.

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

•         Severance benefits paid pursuant to a named executive officer’s Employment Agreement.

•         Cash lump sum payment equal to a multiple of base pay, target annual incentive plan awards and perquisite allowance based on executive’s level in the Company.

•         Pro-rata Annual Incentive Plan payment for year of termination.

•         Continuation of health benefits for period of severance.

•         Pro-rata vesting of equity awards depending on the scenario.

How were the fiscal 2012 base salaries determined?

As described above, in December 2011, base salaries for two of our named executive officers – our CFO and COO—were compared to the median salaries, by position, of our compensation comparator group. Based on information provided by Exequity and management, our EVP, Sales was determined by the Compensation and Benefits Committee to hold a position having a unique combination of functional scope and high level executive impact on Del Monte’s broader corporate strategy, as compared to the top similar position identified in Del Monte’s compensation comparator group companies (which typically report at the group or division level and not the entire company). Therefore, the Compensation and Benefits Committee targeted the EVP, Sales compensation to the fifth highest paid proxy position from Del Monte’s compensation comparator group. Our former EVP, Operations, and our former SVP, Treasurer, Chief Accounting Officer and Controller, both left Del Monte prior to the fiscal 2012 compensation adjustments.

Pursuant to this process, and also taking into consideration each named executive officer’s individual performance, experience and contribution to overall corporate success, the Compensation and Benefits Committee reviewed, with the assistance of its compensation consultant, all elements of total direct compensation for the Company’s named executive officers and approved salary increases for the named executive officers in fiscal 2012 as follows:

• CFO	4%
• COO	0%
• EVP, Sales	2.7%

Mr. West’s base salary, and Mr. Harrison’s compensation for his services as Interim CEO (at a rate of $100,000 per month), were determined pursuant to agreement between Parent and the applicable executive, negotiated by the Sponsors. Mr. Johnson’s base salary was determined pursuant to an agreement between Del Monte and Mr. Johnson, negotiated in connection with his joining Del Monte.

How were the fiscal 2012 cash annual incentive awards determined?

Under the Del Monte Corporation Annual Incentive Plan (“AIP”), management employees, including the named executive officers (other than Mr. Harrison), were eligible to earn cash incentive payments based on a fixed target percentage of base salary during the fiscal year if corporate objectives for the fiscal year were attained. The target percentage of any executive’s base pay generally increased with the scope of the executive’s responsibility. The Compensation and Benefits Committee approved the corporate performance objectives and target awards.

For fiscal 2012, the Compensation and Benefits Committee chose adjusted EBITDA, with a relative performance objective weighting of 70%, and net debt reduction, with a relative performance objective weighting of 20%, as the AIP corporate objectives because it believed that these metrics were critical to Del Monte’s overall corporate and operational performance, reinforced management focus on the annual business plan and, together, drove long-term securityholder value creation. In addition to these specified corporate objectives, the board designated an additional discretionary objective, with a relative performance objective weighting of 10%, to be scored based on the Board’s assessment of management’s overall results relative to the annual operating plan.

For purposes of the AIP, (i) adjusted EBITDA is defined as income before interest expense, provision for income taxes, and depreciation and amortization, adjusted as required by the definitions of “EBITDA” and “Consolidated EBITDA” contained in the Company’s indenture and credit agreements and further adjusted as determined by management, and (ii) net debt reduction is defined as adjusted EBITDA less cash interest, cash taxes (net of refunds), capital expenditures, and plus (or less) decrease (or increase) in working capital, and excluding any impact of the Merger, (except for the receipt of approximately $44 million of income tax refunds which were included in the net debt reduction target). Net debt reduction is a measure used to reflect the Company’s ability to pay down debt based on cash flow generated, but does not represent actual payments made towards debt in fiscal 2012.

The following table shows each named executive officers’ fiscal 2012 target award, expressed as a percentage of his base salary. The target award is the projected amount the executive would receive for scores of 100% for each of the corporate performance objectives including the board discretion objective.

Target Annual Incentive Award Percentages.

Target Award as a Percentage of Base Salary (1)
Name
David J. West	100.0%
Larry E. Bodner	75.0%
Nils Lommerin	80.0%
Timothy A. Cole	70.0%
M. Carl Johnson, III	75.0%
David W. Allen	62.5%
Richard L. French	55.0%

(1)	For purposes of calculating AIP awards, base salary is an executive’s total fiscal year base pay earnings. This excludes annual incentive awards, perquisites and perquisite allowances, special awards, and other non-base salary compensation.

Fiscal 2012 Performance against Corporate Objectives. Although target award amounts under the AIP generally were intended to provide compensation at the median of the compensation comparator group, actual payouts could vary depending upon the extent to which corporate performance objectives were achieved and upon an executive’s unique contributions, if any. In addition, the Compensation and Benefits Committee retained discretion to increase or decrease any AIP participant’s award, including to zero, based on individual performance or any other factors the Compensation and Benefits Committee may consider.

Corporate Performance Objectives—When setting corporate objectives and the related targets, the Compensation and Benefits Committee also established threshold (other than for the board discretion objective) and maximum achievement levels, creating a performance range for each component of the corporate objective portion of the AIP. For fiscal 2012, the Compensation and Benefits Committee approved the performance range for adjusted EBITDA at 93% to 108% of target, while establishing the range for net debt reduction at 100% to 112% of target. Actual performance below the threshold would have resulted in no payout for that particular objective. Potential scores for the corporate objectives ranged from 0% to 200% of the target award; however, for fiscal 2012, no individual payment under the AIP could exceed $3 million.

Overall, the Compensation and Benefits Committee sought to establish target corporate performance objectives that would be challenging yet attainable, based on the Company’s annual operating plan for the year, which in turn reflected the Company’s strategies and long-term plans. For fiscal 2012, the Compensation and Benefits Committee established an adjusted EBITDA target of $610 million, and a net debt reduction target of $278 million.

As scored by the Compensation and Benefits Committee of the Board, the adjusted EBITDA result was $577 million, missing target by 5.4% and resulting in a score of 25%. The Compensation and Benefits Committee scored net debt reduction at $326 million, outperforming target by 17.3% and resulting in a score of 200%. The Compensation and Benefits Committee assigned a score of zero to the Board discretion objective. Accordingly, the final weighted corporate objective performance score was 57.5%.

What were the fiscal 2012 AIP Payments for the named executive officers?

The Compensation and Benefits Committee retained discretion to increase or decrease the amount of any individual award beyond the amount calculated by applying the 57.5% corporate objective score multiplier to the target award. Individual awards for the named executive officers, other than Messrs. Allen and French, were determined by the Compensation and Benefits Committee after considering each officer’s contributions during fiscal 2012 and the impact on Company performance, including strong results in net debt reduction and overall cost controls, success in introducing new pet products to market, and overall performance below expectations in the Consumer Products business. Although fiscal 2012 was a challenging year for the Company, the Compensation and Benefits Committee recognized significant progress achieved in creating a strategic framework for future growth. Accordingly, the named executive officers received awards for fiscal 2012 as follows, which reflect exercise of adjustment discretion by the Compensation and Benefits Committee with respect to awards for Messrs. West, Lommerin and Johnson, and, as applicable, pro-rata adjustments to reflect service periods during the fiscal year: Mr. West: $541,889; Mr. Bodner: $223,531; Mr. Lommerin: $316,365; Mr. Cole: $195,481; Mr. Johnson: $98,225.

Mr. Harrison did not participate in the AIP. The dollar amounts of the actual AIP awards to the named executive officers for fiscal 2012 are reported in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. In connection with their departure from the Company, Messrs. Allen and French received severance payments reflecting a pro-rata portion of their target AIP awards, adjusted for corporate performance and service period during the year, as set forth in “— Potential Payments upon Employment Termination and Change-of-Control Events.

For more information regarding target and actual AIP awards for fiscal 2012, see “—Fiscal 2012 Grants of Plan-Based Awards” and “Summary Compensation Table” below.

How were the fiscal 2012 amounts of long-term equity incentive awards determined?

In connection with the Merger, the Sponsors established, at the Parent level, the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates (“2011 Stock Plan”), providing for grants of equity incentive awards to key employees of Parent and its affiliates, including Del Monte. A portion of their Del Monte stock options outstanding prior to the Merger were previously rolled by members of management (including Messrs. Bodner, Lommerin, Cole, Allen and French) into the 2011 Stock Plan and converted into vested options to purchase common shares of Parent (“Rollover Options”), which together with shares purchased (in the case of Messrs. Bodner and Lommerin) were intended to fulfill investment expectations set forth by the Sponsors. In recognition of their investment, in fiscal 2011, Parent granted each such member of management a stock option to purchase a number of shares of Parent common stock (“Matching Options”). In addition, pursuant to the terms of the Rollover Option agreements, each individual who entered into such an agreement (including Messrs. Bodner, Lommerin, Cole, Allen and French) was entitled to receive an additional grant of options under the 2011 Stock Plan. The number of such options received by each individual was determined by the Compensation Committee of Parent, in consultation with the CEO, and fell within a predetermined range set forth in such individual’s Rollover Option agreement. Messrs. Allen and French had left the Company prior to the date these options were granted and thus did not receive these grants. Other than the Rollover Options, options granted pursuant to the 2011 Stock Plan are subject to both service-based and performance-based vesting restrictions. With respect to half of the underlying shares of Parent common stock, each option vests in five equal installments on each of the first five anniversaries of the closing of the Merger, March 8, 2011. With respect to the remainder of the underlying shares, each option generally vests at the end of each of fiscal years 2012 through 2016 if Parent achieves a pre-determined EBITDA-related financial target with respect to such fiscal year. In the event any such annual target is not achieved with respect to fiscal years 2012 through 2015, that portion of the option that would have become vested pursuant to the achievement of such target may nevertheless vest at the end of the subsequent fiscal year if Parent achieves the applicable cumulative EBITDA-related financial target. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of the performance-based options may vest depending on the extent to which the realized return exceeds such threshold.

How were fiscal 2012 perquisite allowances determined?

Del Monte’s perquisite cash allowance plan for executive officers was established in fiscal 2005 with specific annual, cash allowance tiers based on an executive’s level in the Company, which remained unchanged. Accordingly, in fiscal 2012, the named executive officers were entitled to annual cash perquisite allowances in the following amounts:

• CEO	$42,000
• COO/CFO/EVP	$36,000
• SVP	$30,000

Messrs. West, Johnson, Allen and French received pro-rata portions of their annual allowances reflecting their periods of service in fiscal 2012. Mr. Harrison did not participate in the perquisite cash allowance plan.

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

Does Del Monte provide supplemental retirement benefits to its executives?

In addition to qualified plan retirement benefits, executive officers also are eligible to participate in nonqualified excess and supplemental executive retirement programs, specifically, the Additional Benefits Plan and Supplemental Executive Retirement Plan (“SERP”). As described above in “Components of Executive Compensation—What are the key elements of Del Monte’s executive compensation program?,“ these executive retirement benefits, taken together, were intended to be competitive with market practice and provide executives with a target value of benefits closer to our total compensation philosophy of paying at the 50th percentile among our compensation comparator group.

How are severance and change-of-control benefits for executives determined?

As described more fully in “—Potential Payments upon Employment Termination and Change-of-Control Events,” Messrs. West, Bodner, Lommerin, Johnson, and Cole are entitled to certain benefits in the event of an employment termination or change in control of the Company pursuant to the terms of their respective employment agreements and the Company’s annual and long-term incentive plans. The severance benefits offered to our named executive officers serve our overall compensation objectives by providing a total competitive compensation package that assists in recruiting and retaining executive officers. Likewise, our change-of-control benefits are expected to align executive efforts and securityholder interests by retaining key executives as needed during any transition period.

In connection with the departure from Del Monte of Messrs. Allen and French in fiscal 2012, they each received severance and change in control benefits, as described more fully in “— Potential Payments upon Employment Termination and Change-of-Control Events.”

Other Executive Compensation Matters

Are executives subject to any stock ownership guidelines?

As a privately held company we do not have formal equity ownership guidelines. However, we believe the participation of our executive officers in the 2011 Stock Plan, including through the Rollover investments, aligns our executive officers’ interests with the Sponsors’ interests.

What is Del Monte’s policy on “clawback” or recovery of compensation?

Pursuant to the terms of the AIP, AIP payments are subject to a recoupment policy allowing the Company to recover compensation from executive officers of the Company, including the named executive officers, if the Company restates any financial report that, due to such officers’ misconduct, was materially noncompliant with federal securities laws when filed. The Compensation and Benefits Committee also retains the discretion to determine whether any portion of the AIP payments or profits of the executive officers who did not engage in the misconduct resulting in a restatement should be subject to repayment in order to prevent unjust enrichment.

REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE

The Compensation and Benefits Committee has reviewed and discussed the materials under the caption “Compensation Discussion and Analysis” included in this Annual Report on Form 10-K with the management of Del Monte. Based on such review and discussion, the Compensation and Benefits Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended April 29, 2012.

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

Compensation Risk Assessment

A significant portion of our executive compensation program consists of performance-based compensation, including cash awards tied to corporate performance and equity awards, the vesting of which is determined according to company performance goals. In addition, we maintain various incentive programs for our non-executive employee population intended to motivate and reward exceptional performance. We believe that these structures help ensure that our compensation programs do not encourage inappropriate risk-taking that may harm the Company or its securityholders.

The Compensation and Benefits Committee monitors compensation-related risk and strives to ensure that our compensation programs are designed and administered in a way that will not encourage excessive or unnecessary risk-taking or exacerbate the risks inherent in any performance-based incentive program. In designing executive compensation packages, our Compensation Committee in place prior to the Merger historically sought, and the Compensation and Benefits Committee currently seeks, to mitigate the potential for unnecessary risk-taking by creating an appropriate mix of fixed compensation and variable incentives that depend on both short-term and long-term performance goals intended to align the interests of our executives with those of the Company, drive performance against our annual operating plan, and reflect necessary market-competitive pay levels and practices. In such design process, the Compensation and Benefits Committee considers the input of internal compensation, risk and audit specialists, and an outside compensation consultant.

In calendar 2012, the Company conducted an assessment of our compensation programs, policies, and practices, both at the executive and non-executive level, in order to evaluate the risk profile of such arrangements and determine whether any of our compensation policies or practices create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation and Benefits Committee reviewed the result of the assessment, specifically considering the governance structure and approval mechanisms of compensation elements, whether incentives are appropriately linked to securityholder value and overall corporate success, the function of a particular award within an individual’s compensation mix, what controls exist on participant action and payout (including whether we retain discretion to reduce award amounts), and what other specific risk-mitigating factors are in place with respect to each compensation element.

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

– Annual incentive awards: Annual cash incentive awards under our Annual Incentive Plan are tied to corporate financial targets designed to reflect our strategies, business priorities and long-term plans, and do not rely on a single performance measure.

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

The Compensation and Benefits Committee (with respect to any executive officer) and the Company (with respect to any other individual) have the discretion to reduce the amount of any annual incentive award payout for any reason, including a determination that unreasonably risky behavior has occurred.

•	Third-Party Compensation Consultant

The Compensation and Benefits Committee utilized the advice of an outside compensation consultant in determining current compensation pay structures and amounts. Among other services, the compensation consultant advised with respect to compensation practices and procedures that can help minimize risks presented by our compensation program.

As illustrated by the Compensation and Benefits Committee’s 2012 determination in connection with the risk assessment review, as well as the more detailed description of our executive compensation arrangements under “—Compensation Discussion and Analysis,” Del Monte believes the Company’s compensation programs and practices effectively link compensation to reasonable and prudent risk management and encourage behaviors aligned with long-term company welfare, and do not create unreasonable risks likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table sets forth compensation paid by Del Monte for the fiscal years indicated to:

•	the individuals who served as its Chief Executive Officer during fiscal 2012;

•	the individual who served as its Chief Financial Officer during fiscal 2012;

•	each of the three other most highly compensated executive officers of Del Monte as of the end of fiscal 2012; and

•

two individuals whose compensation would have placed them among the three other most highly compensated executive officers but for the fact that they were not serving as executive officers as of the end of fiscal 2012.

These eight individuals are collectively referred to as the “named executive officers.” For purposes of the following table and other disclosures regarding executive compensation, references to “fiscal 2011” refer to the combination of the Predecessor period of May 3, 2010 through March 7, 2011 and the Successor period of March 8, 2011 through May 1, 2011.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Neil Harrison	2012	$343,478	$—	$—	$—	$—	$—	$4,706	$348,184
Former Interim CEO	2011	178,261	—	—	—	—	—	—	178,261

David J. West	2012	936,039	5,694,809	6,830,995	12,918,000	516,085	705,361	7,447,814	35,049,103
President and Chief Executive Officer; Director

Larry E. Bodner	2012	554,333		—	2,136,000	223,531	213,834	16,091	3,143,789
Executive Vice President,	2011	480,907		416,052	893,805	386,114	101,401	5,039,938	7,318,217
Chief Financial Officer and Treasurer

Nils Lommerin	2012	691,000	15,065	—	2,136,000	301,300	356,451	25,173	3,524,989
Executive Vice President and Chief Operations Officer	2011	682,667		957,728	2,528,394	700,978	228,015	12,481,352	17,579,134
	2010	656,000		994,991	669,166	888,215	297,529	23,308	3,529,209

Timothy A. Cole	2012	521,667		—	1,602,000	195,481	246,981	16,703	2,582,832
Executive Vice President, Sales	2011	509,000		457,541	917,767	448,635	183,658	6,448,970	8,965,571
	2010	496,000		470,944	356,924	578,555	216,896	17,206	2,136,525

M. Carl Johnson, III	2012	270,740	200,000	—	2,492,000	98,225	30,216	54,441	3,145,622
Executive Vice President, Brands

David W. Allen	2012	248,154		—	—	—	33,625	3,382,084	3,663,863
Former Executive Vice President, Operations	2011	471,000		416,052	1,158,042	368,386	88,963	5,014,177	7,516,620
	2010	435,083		348,594	245,217	470,266	140,929	12,588	1,652,677

Richard L. French Former Senior Vice President, Treasurer, Chief Accounting Officer and Controller	2012	247,885		—	—	—	1,141,138	3,209,605	4,598,628

(1)	This table reflects principal positions held by the individuals as of April 29, 2012 or upon their separation from the Company, as applicable. Messrs. Allen and French separated from the Company as of October 31, 2011.
(2)	The amount reported for Mr. West includes, and Mr. Lommerin represents, that portion of the executive officer’s annual cash incentive that was based on the exercise of discretion by the Compensation and Benefits Committee to increase such award above the amount calculated pursuant to the Del Monte Corporation Annual Incentive Plan (“AIP”). The amount reported for Mr. West also includes a signing bonus of $1 million, as well as an additional bonus payment of $4,669,005, which represents the cash portion retained by Mr. West of an $11.5 million “make-whole” payment (“Make-Whole Payment”) made to Mr. West in connection with his joining the Company. The remaining portion of the Make-Whole Payment was paid by Mr. West in satisfaction of the purchase price of a restricted stock grant, the grant date fair value of which is reported in the “Stock Awards” column above. The amount for Mr. Johnson represents a signing bonus paid in connection with his joining the Company.
(3)	For all stock awards (other than the relative total shareholder return (RTSR) based performance share units), Del Monte calculated the fair value of such stock awards in accordance with FASB ASC Topic 718 by multiplying (i) with respect to shares of Del Monte Foods Company common stock, the average of the high and low price of Del Monte’s common stock on the date of grant, or (ii) with respect to shares of Parent common stock, the grant date fair market value, by the number of shares subject to such stock award. Del Monte assumed zero anticipated forfeitures in connection with valuing such stock awards for purposes of FASB ASC Topic 718. For the RTSR based performance share units, Del Monte estimated fair value based on a model that considered the average of the high and low price of Del Monte’s common stock on the date of grant, the number of shares subject to such stock award, and the estimated probabilities of possible vesting outcomes. In addition, for stock awards that are not credited with dividends during the vesting period (such as performance accelerated restricted stock units (PARS) and performance share units), Del Monte reduced the value of the stock award by the present value of the expected dividend stream during the vesting period using the risk-free interest rate in accordance with FASB ASC Topic 718. Accordingly, to the extent holders of stock awards were entitled to dividends during the vesting period, dividends were factored into the FASB ASC Topic 718 fair value of the stock awards. For additional information regarding the assumptions we used in valuing stock awards, see “Note 8. Stock Plans” of our consolidated financial statements in this Annual Report on Form 10-K.
(4)	The amounts reported as Option Awards reflect the grant date fair value calculated in accordance with FASB ASC Topic 718 of options (other than Rollover Options) granted in the applicable fiscal year but without giving effect to anticipated forfeitures. Del Monte did not incur expense in connection with the grant of the Rollover Options. The fair value of performance-based options was determined based on an option pricing model. Weighted-average key inputs were an expected life of 7.5 years, expected volatility of 40% and a risk-free rate of 1.4%. The table below presents the material stock option valuation assumptions for options (other than the performance-based options) granted on the dates indicated.

Fiscal Year of Grant	Grant Date	Dividend Yield	Expected Volatility	Risk-free Interest Rate	Expected Life (in years)
2012	12/8/2011	0.0%	45.0%	1.3%	6.5
2012	11/8/2011	0.0%	45.0%	1.3%	6.5
2012	6/17/2011	0.0%	45.0%	2.1%	6.5
2011	3/8/2011	0.0%	45.0%	2.8%	6.5
2011	9/23/2010	2.4%	29.4%	1.7%	6.0
2010	9/24/2009	2.6%	28.5%	2.7%	6.0

For additional information regarding our calculation of the FASB ASC Topic 718 grant date fair value of options granted in fiscal 2012, see “Note 8. Stock Plans” in the Notes to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	For more information regarding the amounts reported as All Other Compensation, see “—Narrative Discussion of Summary Compensation Table—All Other Compensation” below.

Narrative Discussion of Summary Compensation Table

Salary

The salaries listed for fiscal 2012 reflect the adjustments to executive officer salaries, effective September 1, 2011, made by the Compensation and Benefits Committee in connection with its review of such salaries. The amounts reported in the Salary column also include amounts that were paid in lieu of in-kind perquisites. For information regarding such amounts paid in fiscal 2012, see “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2012 perquisite allowances determined?” The Company does not consider such cash allowances as eligible salary for purposes of the Del Monte Corporation Annual Incentive Plan or similar plans.

Stock Awards

Stock Awards include:

•	restricted stock (in fiscal 2012 only);

•	restricted stock units (in fiscal 2011 only);

•	performance accelerated restricted stock units (PARS) (in fiscal 2010 only);

•	performance share units with performance targets based on relative total shareholder return (RTSR) (in fiscal 2010 and fiscal 2011 only); and

•

if applicable, deferred stock units issued as Company matching payments pursuant to the Del Monte Corporation AIP Deferred Compensation Plan with respect to the deferral of the prior year’s annual incentive award payments (for fiscal 2010 only).

Option Awards

In fiscal 2012 and/or fiscal 2011, as applicable, the named executive officers (other than Mr. Harrison), received options to purchase Parent common stock as described above in “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2012 amounts of long-term incentive awards determined?” In fiscal 2011 and fiscal 2010, the applicable named executive officers received options to purchase Del Monte Foods Company common stock under the Del Monte Foods Company 2002 Stock Incentive Plan (“2002 Stock Plan”) with a standard four-year vesting term.

See “—Fiscal 2012 Grants of Plan Based Awards” for information regarding the options granted in fiscal 2012 and “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information regarding matters that could affect the vesting of outstanding options.

Non-Equity Incentive Plan Compensation

The amounts reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table reflect annual incentive awards earned under the Del Monte Corporation Annual Incentive Plan, including, with respect to fiscal 2010, amounts deferred at the election of the named executive officer pursuant to the Del Monte Foods Company Deferred Compensation Plan, which was terminated in fiscal 2011 in connection with the Merger. In fiscal 2010, Mr. Lommerin deferred 100% of his annual incentive payment, which is reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table for fiscal 2010.

For information regarding the Del Monte Corporation Annual Incentive Program and amounts earned thereunder by the named executive officers for fiscal 2012, see “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2012 cash annual incentive awards determined?” and “—What were the fiscal 2012 AIP Payments for the named executive officers?”

Change in Pension Value and Nonqualified Deferred Compensation Earnings

Other than with respect to Mr. West, there were no above-market or preferential earnings on nonqualified deferred compensation. Accordingly, all amounts reported, other than with respect to Mr. West, reflect solely the change in the actuarial pension value under:

•	the Del Monte Corporation Retirement Plan;

•	the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Corporation Retirement Plan; and

•	the Del Monte Corporation Supplemental Executive Retirement Plan (“SERP”).

Generally, the change in actuarial pension value reflects the difference between the actuarial present value of accumulated benefits at the end of the fiscal year and at the end of the prior fiscal year, based on the applicable measurement date. The fiscal 2012 change in actuarial pension values for Messrs. Allen and French reflects the difference between the actual value of their benefits, determined in connection with the termination of their service on October 31, 2011, and the value at the end of fiscal 2011.

The amount reported for Mr. West reflects interest accrued on an initial SERP balance of $7.1 million provided pursuant to his employment agreement. This interest accrues at a rate of 11.8% annually compounded at the end of each three-month of the 60-month period following June 10, 2011. The balance, including any interest accrued, vests on June 10, 2014.

For additional information regarding the Del Monte Corporation Retirement Plan; the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Corporation Retirement Plan; and the Del Monte Corporation Supplemental Executive Retirement Plan, see “—Fiscal 2012 Pension Benefits.” For information regarding Del Monte’s nonqualified deferred compensation plans, see “—Fiscal 2012 Nonqualified Deferred Compensation.”

All Other Compensation

Amounts reported in the All Other Compensation column for fiscal 2012 include the amounts detailed in the following tables:

	Severance Payments ($)	280G Tax Gross- Ups ($)(1)
David W. Allen	$1,563,063	$1,812,577
Richard L. French	1,185,344	2,018,247

(1)	Tax gross-ups were provided in connection with severance payments, acceleration of equity in connection with the Merger, and other payments and benefits that may be considered “parachute payments” under Internal Revenue Code Section 280G.

Name	Employer Contributions to Defined Contribution Plans		Term Life Insurance Premiums ($)	Tax Gross- Ups ($)(1)	Relocation ($)	Perquisites and Other Personal Benefits ($)(2)
	Company Matching Contribution Pursuant to the Del Monte Savings Plan (the 401(k) plan)($)	Amounts Contributed under the Del Monte Corporation Additional Benefits Plan relating to the Del Monte Savings Plan (the 401(k) plan)($)
David J. West	$—	$—	$1,179	$54,596	$57,478	$19,734
Larry E. Bodner	7,750	7,471	870	—	—	—
Nils Lommerin	7,350	12,351	1,101	4,371	—	—
Timothy A. Cole	7,268	6,982	816	1,637	—	—
M. Carl Johnson, III	—	—	410	17,575	36,456	—
David W. Allen	2,383	3,665	396	—	—	—
Richard L. French	4,021	1,404	589	—	—	—

(1)	Tax gross-ups were paid in connection with tax obligations associated with, other than for Mr. Johnson, Del Monte-related travel for the named executive officers’ spouses and guests, and, with respect to Messrs. West and Johnson, relocation costs.
(2)	Reflects the aggregate incremental cost of spousal travel for Mr. West.

In addition, the amount reported for Mr. West includes an initial balance under the Supplemental Executive Retirement Plan (“SERP”) of $7.1 million granted pursuant to his employment agreement, vesting over a period of three years from his employment start date, as well as $214,827 for temporary housing rental and expenses and applicable tax gross ups. For more information regarding Mr. West’s initial SERP balance, please see “—Narrative Discussion of Plans Reflected in Fiscal 2012 Pension Benefits Table — Del Monte Corporation Supplemental Executive Retirement Plan (SERP)” below.

Fiscal 2012 Grants of Plan-Based Awards

Name	Grant Date	Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (5)			All Other Stock Awards: Number of Shares of Stock or Units (#)(6)	All Other Option Awards: Number of Securities Underlying Options (#)(7)	Exercise or Base Price of Option Awards ($/Sh)(8)	Closing Market Price on Date of Grant ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(9)
			Threshold ($)(2)	Target ($)(3)	Maximum ($)(4)	Threshold (#)	Target (#)	Maximum (#)
Neil Harrison	—	—	$—	$—	$—	—	—	—	—	—	$—	$—	$—
David J. West	6/17/2011	6/13/2011				560,000	2,800,000	2,800,000			5.00		3,920,000
	6/17/2011	6/13/2011				200,000	1,000,000	1,000,000			10.00		980,000
	6/17/2011	6/13/2011								2,800,000	5.00		6,608,000
	6/17/2011	6/13/2011								1,000,000	10.00		1,410,000
	6/17/2011	6/13/2011							1,366,199			5.00	6,830,995
			157,069	897,538	1,795,076
Larry E. Bodner	12/8/2011					120,000	600,000	600,000			5.00		762,000
	12/8/2011									600,000	5.00		1,374,000
			68,031	388,750	777,500
Nils Lommerin	12/8/2011					120,000	600,000	600,000			5.00		762,000
	12/8/2011									600,000	5.00		1,374,000
			91,700	524,000	1,048,000
Timothy A. Cole	12/8/2011					90,000	450,000	450,000			5.00		571,500
	12/8/2011									450,000	5.00		1,030,500
			59,494	339,967	679,934
M. Carl Johnson, III	11/8/2011	10/31/2011				140,000	700,000	700,000			5.00		889,000
	11/8/2011	10/31/2011								700,000	5.00		1,603,000
			33,216	189,808	379,616
David W. Allen	—	—	—	—	—	—	—	—	—	—	—	—	—
Richard L. French	—	—	—	—	—	—	—	—	—	—	—	—	—

(1)	These amounts reflect possible payouts of amounts that could have been earned with respect to fiscal 2012 at threshold, target and maximum levels, respectively, under the Del Monte Corporation Annual Incentive Plan (“AIP”). Actual amounts earned for fiscal 2012 under the AIP have been reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for fiscal 2012 and, for Messrs. West and Lommerin, as Bonus for fiscal 2012 with respect to that portion of the award attributable to the exercise of Compensation and Benefits Committee discretion based on individual contributions.
(2)	Reflects the smallest possible payout, if any payout is made, under the AIP for the applicable fiscal year. The threshold amount reflects the amount that would have been paid under the AIP with respect to fiscal 2012 if:

•	adjusted EBITDA had been 93% to 96% of target, resulting in a score of 25% with respect to this objective;

•	net debt reduction had been less than 100% of target, resulting in a score of zero with respect to this objective; and

•	a score of zero had been assigned to the board discretion objective.

The threshold amount is not a minimum amount; AIP awards may be zero. If Del Monte’s adjusted EBITDA had been below 93% of the target established under the AIP for fiscal 2012 (in addition to a net debt reduction less than 100% of target and a score of zero assigned to the board discretion objective), none of the named executive officers would have been entitled to receive an award under the AIP for fiscal 2012, absent the exercise of Compensation and Benefits Committee discretion.

(3)	Reflects the target payout under the AIP for fiscal 2012. The target amount reflects the amount that would have been paid under the AIP with respect to fiscal 2012 if:

•	adjusted EBITDA had been 100% of target;

•	net debt reduction had been 100% of target; and

•	the board discretion objective had been assigned a score of 100%.

For additional information regarding the Del Monte Corporation Annual Incentive Plan, including fiscal 2012 targets, see “—Compensation Discussion and Analysis – Components of Executive Compensation – How were the fiscal 2012 cash incentive awards determined.”

(4)	Reflects the maximum possible payout under the AIP for fiscal 2012. The maximum amount reflects the amount that would have been paid under the AIP with respect to fiscal 2012 if:

•	adjusted EBITDA had been at or above 108% of target, resulting in a score of 200% with respect to this objective;

•	net debt reduction had been at or above 112% of target, resulting in a score of 200% with respect to this objective; and

•	the board discretion had been assigned a score of 200%.

200% is the maximum score that may be associated with any objective under the AIP. Accordingly, the maximum possible amount payable under the AIP (in the absence of upwards discretion by the Compensation and Benefits Committee) is twice an executive’s target amount, subject to the maximum specified payout of $3 million per person that was applicable in fiscal 2012.

(5)	These grants reflect shares of Parent common stock underlying performance-based options granted pursuant to the 2011 Stock Plan. Such options generally vest at the end of each of fiscal years 2012 through 2016 if Parent achieves a pre-determined EBITDA-related financial target with respect to such fiscal year. With respect to the targets for fiscal 2012 through fiscal 2015, in the event any such annual target is not achieved, those options that would have become vested pursuant to the achievement of such target may nevertheless vest at the end of the subsequent fiscal year if Parent achieves the applicable cumulative EBITDA-related financial target. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of the performance-based options may vest depending on the extent to which the realized return exceeds such threshold.
(6)	Reflects a grant of restricted shares of Parent common stock issued to Mr. West in connection with his joining the Company, pursuant to the terms of his employment agreement. The shares vest in 3 equal tranches on the first three anniversaries of his employment start date, June 10, 2011.
(7)	These amounts reflect shares of Parent common stock underlying service-based options granted pursuant to the 2011 Stock Plan. Options generally vest at the rate of 20% annually over five years.
(8)	The exercise price of options granted pursuant to the 2011 Stock Plan is the fair market value of Parent’s common stock on the grant date, other than with respect to certain of Mr. West’s options that were granted with an exercise price of $10.00, rather than the grant date fair market value of $5.00.
(9)	These amounts reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.

See “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information that could affect the payment of awards reported in the Fiscal 2012 Grants of Plan-Based Awards Table.

Outstanding Equity Awards at Fiscal 2012 Year End

		Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (5)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
Neil Harrison	—	—	—	—	$—	—	—	$—
David J. West	6/17/2011	560,000	2,240,000	2,800,000	5.00	6/17/2021	1,366,199	6,830,995
	6/17/2011	200,000	800,000	1,000,000	10.00	6/17/2021
Larry E. Bodner	3/8/2011	32,773			1.25	9/27/2017
	3/8/2011	149,733			1.25	9/25/2018
	3/8/2011	138,472			1.25	9/24/2019
	3/8/2011	133,475			1.25	9/23/2020
	3/8/2011	34,837	139,346	174,183	5.00	3/8/2021
	12/8/2011	120,000	480,000	600,000	5.00	12/8/2021
Nils Lommerin	3/8/2011	86,700			1.25	9/27/2017
	3/8/2011	418,804			1.25	9/25/2018
	3/8/2011	377,872			1.25	9/24/2019
	3/8/2011	306,806			1.25	9/23/2020
	3/8/2011	104,887	419,546	524,433	5.00	3/8/2021
	12/8/2011	120,000	480,000	600,000	5.00	12/8/2021
Timothy A. Cole	3/8/2011	223,402			1.25	9/25/2018
	3/8/2011	268,736			1.25	9/24/2019
	3/8/2011	146,704			1.25	9/23/2020
	3/8/2011	34,906	139,623	174,529	5.00	3/8/2021
	12/8/2011	90,000	360,000	450,000	5.00	12/8/2021
M. Carl Johnson, III	11/8/2011		700,000	700,000	5.00	11/8/2021
David W. Allen	—	—	—	—	—	—	—	—
Richard L. French	3/8/2011	134,368			1.25	9/24/2019
	3/8/2011	78,185			1.25	9/23/2020

(1)	These amounts reflect shares of Parent common stock underlying vested options granted pursuant to the 2011 Stock Plan. Awards with a grant date of March 8, 2011 include options granted in connection with the rollover and conversion of outstanding options previously granted under the 2002 Stock Plan (“Rollover Options”).
(2)	These amounts reflect shares of Parent common stock underlying options granted pursuant to the 2011 Stock Plan. Options generally vest at the rate of 20% annually over five years.
(3)	These amounts reflect shares of Parent common stock underlying performance-based options granted pursuant to the 2011 Stock Plan. Such options generally vest at the end of each of fiscal years 2012 through 2016 if Parent achieves a pre-determined EBITDA-related financial target with respect to such fiscal year. With respect to the targets for fiscal years 2012 through 2015, in the event any such annual target is not achieved, those options that would have become vested pursuant to the achievement of such target may nevertheless vest at the end of the subsequent fiscal year if Parent achieves the applicable cumulative EBITDA-related financial target. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of the performance-based options may vest depending on the extent to which the realized return exceeds such threshold.

(4)	Options generally have a 10-year term. With respect to the Rollover Options, the term commencement date was the grant date of the original option which was granted under the 2002 Stock Plan and rolled into the 2011 Stock Plan. All or a portion of an option may expire prior to its stated expiration date in the event of the optionee’s termination of employment.
(5)	Reflects a grant of restricted shares of Parent common stock issued to Mr. West in connection with his joining the Company, pursuant to the terms of his employment agreement. The shares vest in 3 equal tranches on the first three anniversaries of his employment start date, June 10, 2011.
(6)	Market value based on $5.00 per share, the grant date fair market value of Parent common stock.

Additionally, see “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information that could affect the vesting of options.

Fiscal 2012 Option Exercises and Stock Vested

Option Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Neil Harrison	—	$—
David J. West	—	—
Larry E. Bodner	—	—
Nils Lommerin	—	—
Timothy A. Cole	—	—
M. Carl Johnson, III	—	—
David W. Allen	648,946	2,433,548
Richard L. French	223,402	837,758

(1)	These amounts represent cash payments made in connection with the cancellation of vested options granted pursuant to the 2011 Stock Plan in connection with the rollover and conversion of outstanding vested options previously granted under the 2002 Stock Plan (“Rollover Options”). With respect to Mr. Allen, a portion of the value realized was reported in the Summary Compensation Table as All Other Compensation for fiscal 2011.

Fiscal 2012 Pension Benefits

Name	Plan Name (1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Neil Harrison	Qualified Pension Plan	N/A	$—	$—
	Additional Benefits Plan—Qualified Pension Plan Portion	N/A	—	—
	SERP	N/A	—	—
David J. West	Qualified Pension Plan	0.89	26,369	—
	Additional Benefits Plan—Qualified Pension Plan Portion	0.89	59,483	—
	SERP	0.89	7,719,509	—
Larry E. Bodner	Qualified Pension Plan	8.82	173,702	—
	Additional Benefits Plan—Qualified Pension Plan Portion	8.82	215,356	—
	SERP	8.82	174,901	—
Nils Lommerin	Qualified Pension Plan	9.14	174,903	—
	Additional Benefits Plan—Qualified Pension Plan Portion	9.14	512,655	—
	SERP	9.14	387,591	—
Timothy A. Cole	Qualified Pension Plan	7.65	199,999	—
	Additional Benefits Plan—Qualified Pension Plan Portion	7.65	446,833	—
	SERP	7.65	222,649	—
M. Carl Johnson, III	Qualified Pension Plan	0.48	19,303	—
	Additional Benefits Plan—Qualified Pension Plan Portion	0.48	10,913	—
	SERP	0.48	—	—
David W. Allen	Qualified Pension Plan	5.40	132,571	—
	Additional Benefits Plan—Qualified Pension Plan Portion	5.40	234,294	—
	SERP	5.40	—	—
Richard L. French	Qualified Pension Plan	31.37	387,984	—
	Additional Benefits Plan—Qualified Pension Plan Portion	31.37	267,019	—
	SERP	31.37	1,682,749	—
(1)	For purposes of the above table:

•	Qualified Pension Plan is the Del Monte Corporation Retirement Plan;

•	Additional Benefits Plan—Qualified Pension Plan Portion is the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Corporation Retirement Plan; and

•	SERP is the Del Monte Corporation Supplemental Executive Retirement Plan.

(2)	The Present Value of Accumulated Benefit generally represents the lump sum amount that would be required to be invested as of April 29, 2012 at a fixed interest rate of 4.6% per annum in order to pay the named executive officer upon retirement at age 65 a lump sum equal to:

•

the named executive officer’s accrued benefit under the applicable plan as of the pension plan measurement date used for purposes of preparing Del Monte’s financial statements in accordance with generally accepted accounting principles in the U.S. (which for fiscal 2012 was April 29, 2012); and

•

for the Qualified Pension Plan and Additional Benefits Plan—Qualified Pension Plan Portion, interest credits on such accrued benefit amount until the named executive officer reaches age 65, calculated at 4.5% per annum.

The Present Value of Accumulated Benefit has been calculated using the same methods and assumptions as those used by Del Monte in the production of its GAAP financial statements as included in this Annual Report on Form 10-K, except retirement age is assumed to be age 65 and no pre-retirement decrements are assumed. Additionally, for any named executive officer who is age 65 or over as of January 1, 2012, employment status used for calculating the Present Value is determined as of the last day of the fiscal year.
The Present Value of Accumulated Benefit has been calculated in accordance with applicable SEC rules and, other than with respect to Messrs. Allen and French, does not represent actual amounts payable to the named executive officers under each plan. Amounts reported for Messrs. Allen and French represent the actual amount of their benefits to be paid as determined in connection with their termination of service on October 31, 2011. Pursuant to the terms of the applicable plan, amounts for Allen and French were paid in the seventh month following the termination of their employment.

Narrative Discussion of Plans Reflected in Fiscal 2012 Pension Benefits Table

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

The calculation of compensation credits under the Qualified Pension Plan was changed to the following schedule for all active participants on and after January 1, 2005:

Participant Age	Percentage of Monthly Compensation
Below 30	3.0%
30 but below 35	4.0%
35 but below 40	5.0%
40 but below 45	6.0%
45 but below 50	8.0%
50 but below 55	10.0%
55 but below 60	11.0%
60 but below 65	12.0%
Age 65 and over	13.0%

Eligible compensation for the named executive officers primarily includes:

•	base pay; and

•	awards under the Del Monte Foods Company Annual Incentive Plan or Program, or the Del Monte Corporation Annual Incentive Plan, that are not deferred by the executive.

Eligible compensation does not include, among other items:

•	equity compensation; or

•	severance payments in any form.

Notwithstanding the foregoing, compensation used to calculate benefits under the Qualified Pension Plan may not exceed the annual compensation limit under the Internal Revenue Code. In calendar 2011, this limit was $245,000. In addition, benefits provided under the Qualified Pension Plan may not exceed the benefit amount limit under the Internal Revenue Code. In calendar 2011, this limit was $195,000 payable as a single life annuity beginning at normal retirement age or its equivalent. Benefits that cannot be provided under the Qualified Pension Plan due to these limits are instead provided under the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Qualified Pension Plan, which is discussed below.

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

Del Monte Corporation Supplemental Executive Retirement Plan (SERP)

The Del Monte Corporation Supplemental Executive Retirement Plan (“SERP”) is a nonqualified benefit plan in which employees at the level of Vice President and above are eligible to participate. No funds are set aside in a trust for payment of benefits under the SERP. Rather, benefits are paid from Del Monte’s general assets. Accordingly, participants in the SERP are general creditors of Del Monte with respect to the payment of these benefits.

A participant vests in his SERP benefit upon attaining age 55 and at least 5 years of service. Additionally, in order to vest in his SERP benefit, a Del Monte Participant must be employed at the level of vice president or higher for at least three years.

Benefit Amount. The SERP benefit is a lump sum benefit equal to a multiple of final average compensation (which, for purposes of the SERP, is the average of the highest five calendar years of compensation out of the last 10 years), offset by other benefits as described below. Eligible compensation under the SERP includes all eligible compensation under the Qualified Pension Plan, without regard to Internal Revenue Code limits. Additionally, as under the Additional Benefits Plan—Qualified Pension Plan Portion, awards under the Del Monte Foods Company Annual Incentive Plan or Program that were deferred under the Del Monte Corporation AIP Deferred Compensation Plan are also included as eligible compensation under the SERP.

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

As applied to Messrs. Cole and French, the above terms were modified by the terms of letter agreements providing for vesting of SERP benefits in the event of termination without cause or for good reason prior to December 31, 2012. Accordingly, Mr. French’s SERP benefits were paid in May 2012.

As applied to Mr. West, the above terms are modified by the terms of his employment agreement, which provide for an initial SERP value, as of June 10, 2011, of $7.1 million. The initial benefit will accrue interest at a rate of 11.8% annually, compounded at the end of each 3-month period of the 60-month period following his employment start date. Each year Mr. West continues to be employed after such period, he will accrue any additional amounts he could accrue under the SERP in effect at the time; for such purposes the Company will assume Mr. West has achieved 33 years of service as of the fifth anniversary of his start date. Such SERP benefit will cliff vest on the third anniversary of his start date. Prior to vesting, if Mr. West’s employment terminates due to his death or disability, or is terminated without cause by the Company or he resigns for good reason, he will become 100% vested in the initial benefit plus any accrued interest. Upon any termination of his employment following the vesting date and on or prior to the fifth anniversary of his start date, he will receive a lump sum payment equal to the initial benefit plus any accrued interest. For any termination of employment after the fifth anniversary of his start date, he will receive a lump sum payment equal to the initial benefit and interest accrued during the first five years, further increased by any amounts earned pursuant to the terms of the SERP.

Fiscal 2012 Nonqualified Deferred Compensation

Name	Plan Name (1)	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Neil Harrison	DMC AIP Deferred Compensation Plan	$—	$—	$—	$—	$—
	Additional Benefits Plan—401(k) Plan Portion	—	—	—	—	—
David J. West	DMC AIP Deferred Compensation Plan	—	—	—	—	—
	Additional Benefits Plan—401(k) Plan Portion	—	—	—	—	—
Larry E. Bodner	DMC AIP Deferred Compensation Plan	—	—	(373)	—	33,988
	Additional Benefits Plan—401(k) Plan Portion	—	7,471	—	7,471	—
Nils Lommerin	DMC AIP Deferred Compensation Plan	—	—	103	—	1,122,680
	Additional Benefits Plan—401(k) Plan Portion	—	12,351	—	12,351	—
Timothy A. Cole	DMC AIP Deferred Compensation Plan	—	—	(695)	—	274,917
	Additional Benefits Plan—401(k) Plan Portion	—	6,982	465	6,982	31,897
M. Carl Johnson, III	DMC AIP Deferred Compensation Plan	—	—	—	—	—
	Additional Benefits Plan—401(k) Plan Portion	—	—	—	—	—
David W. Allen	DMC AIP Deferred Compensation Plan	—	—	(3,034)	1,800	254,648
	Additional Benefits Plan—401(k) Plan Portion	—	3,665	—	3,665	—
Richard L. French	DMC AIP Deferred Compensation Plan	—	—	—	—	—
	Additional Benefits Plan—401(k) Plan Portion	—	1,404	—	1,404	—

(1)	For purposes of the above table:

•	DMC AIP Deferred Compensation Plan is the Del Monte Corporation AIP Deferred Compensation Plan (which was frozen in fiscal 2010); and

•	Additional Benefits Plan—401(k) Plan Portion is the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan, a 401(k) plan.

Narrative Discussion of Fiscal 2012 Nonqualified Deferred Compensation Table

In fiscal 2012, Del Monte tracked nonqualified deferred compensation for its named executive officers under two plans:

•	the Del Monte Corporation AIP Deferred Compensation Plan, which allowed for deferrals of Annual Incentive Plan or Program payments, up to and including the fiscal 2009 AIP payment; and

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

Registrant Contributions in Last Fiscal Year. There were no registrant contributions with respect to the DMC AIP Deferred Compensation Plan in fiscal 2012.

Aggregate Earnings in Last Fiscal Year. Following the Merger, the employer contribution accounts under the DMC AIP Deferred Compensation Plan were converted to cash and allocated to hypothetical investment accounts selected by the executive and credited with gains or losses according to the gains or losses of the investments to which the hypothetical investment accounts are linked. The Aggregate Earnings in Last Fiscal Year column reflects the impact of changes in the value of such investments.

Aggregate Withdrawals / Distributions. In fiscal 2012, there was a deduction made from Mr. Allen’s account balance in satisfaction of tax withholding obligations.

Aggregate Balance at Last Fiscal Year-End. With respect to the DMC AIP Deferred Compensation Plan, the Aggregate Balance at Last Fiscal Year-End column represents the value of the employer contribution accounts held by the named executive officers at the end of fiscal 2012. No funds are set aside in a trust for payment of benefits under the DMC AIP Deferred Compensation Plan. Rather, benefits are paid from Del Monte’s general assets. Accordingly, participants in the DMC AIP Deferred Compensation Plan are general creditors of Del Monte with respect to the payment of these benefits.

Additional Benefits Plan—401(k) Plan Portion

Executive Contributions in Last Fiscal Year. There are no executive contributions under the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan (a 401(k) plan).

Registrant Contributions in Last Fiscal Year. The amount reported under the Registrant Contributions in Last Fiscal Year column with respect to the Additional Benefits Plan—401(k) Plan Portion represents supplemental matching contributions made by Del Monte that cannot be provided under the Del Monte Savings Plan due to Internal Revenue Code limits. All such amounts have been included in the Summary Compensation Table as All Other Compensation for fiscal 2012.

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

Aggregate Earnings in Last Fiscal Year. With respect to the Additional Benefits Plan—401(k) Plan Portion, reported amounts in the Aggregate Earnings in Last Fiscal Year column represent earnings on amounts deferred by the participant in prior years. For information regarding how these earnings are calculated, see “—Narrative Discussion of Plans Reflected in Fiscal 2012 Nonqualified Deferred Compensation Table—Del Monte Corporation Additional Benefits Plan – Portion Relating to the Del Monte Savings Plan—Earnings” below.

If a participant did not elect to defer supplemental matching contributions under the Additional Benefits Plan—401(k) Plan Portion, such contributions are withdrawn soon after contribution and there are no earnings with respect to such amounts.

Aggregate Withdrawals / Distributions. With respect to the Additional Benefits Plan—401(k) Plan Portion, the Aggregate Withdrawals/Distributions column represents amounts paid during fiscal 2012 because the executive officers did not elect to defer the supplemental matching contributions for calendar 2011.

Aggregate Balance at Last Fiscal Year-End. With respect to the Additional Benefits Plan—401(k) Plan Portion, the Aggregate Balance at Last Fiscal Year-End column reflects amounts deferred by the named executive officer, together with aggregate earnings. Of the named executive officers, only Mr. Cole has deferred supplemental matching contributions under the Additional Benefits Plan—401(k) Plan Portion (for calendar 2010 and for prior years), generating the aggregate balance reflected in the table.

Narrative Discussion of Plans Reflected in Fiscal 2012 Nonqualified Deferred Compensation Table

Del Monte Corporation AIP Deferred Compensation Plan

The Del Monte Corporation AIP Deferred Compensation Plan (the “DMC AIP Deferred Compensation Plan”) was frozen effective October 1, 2009. Thereafter, no new deferrals could be made under the DMC AIP Deferred Compensation Plan. In connection with the Merger, elective deferral accounts (i.e., the portion associated with amounts deferred and therefore contributed by the executive, as opposed to Company match amounts) were terminated and all obligations thereunder were distributed. Amounts associated with the employer contribution accounts (i.e., the Company match amounts and earnings thereon) became fully vested and remain outstanding and deferred.

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

Del Monte Corporation Additional Benefits Plan—Portion Relating to the Del Monte Savings Plan

The portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan (the “Additional Benefits Plan—401(k) Plan Portion”) is an “excess” benefit plan designed to provide supplemental matching contributions that cannot be provided under the Del Monte Savings Plan due to Internal Revenue Code limits. In fiscal 2012, each named executive officer other than Messrs. Harrison, West, and Johnson participated in the Additional Benefits Plan—401(k) Plan Portion.

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

Earnings. If a participant elects to defer supplemental matching contributions under the Additional Benefits Plan—401(k) Plan Portion, such deferred amounts are credited with earnings. Such earnings are based on the stable value fund available under the Del Monte Savings Plan. Interest is credited for each calendar year by applying the interest rate to the January 1 account balance (if any) for each month during that year. During fiscal 2012, the average monthly rate reflected by such stable value fund was 0.12%.

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

David W. Allen

Mr. Allen separated from the Company effective October 31, 2011. Pursuant to the terms of Mr. Allen’s employment agreement, the AIP, and the applicable Rollover Options arrangements, his separation constituted a termination of employment without Cause by the Company within two years after a Change of Control. As a result, the Company was required to pay or provide Mr. Allen:

Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$1,430,000
Severance Perquisite Allowance	54,000
Severance Pro-rata AIP Award	79,063

Equity Compensation
Repurchase of Rollover Options	2,433,548

Retirement Deferred Compensation
ABP—Qualified Pension Plan Portion	234,294
ABP—401(k) Plan Portion	—

Other Benefits
Post-termination Health and Welfare Benefit Continuation	9,550
280G Excise Tax Gross-up	1,812,577

Total:	$6,053,032

Richard L. French

Mr. French separated from the Company effective October 31, 2011. Pursuant to the terms of Mr. French’s employment agreement, the AIP, and the applicable Rollover Options arrangements, his separation constituted a termination of employment without Cause by the Company within two years after a Change of Control. As a result, the Company was required to pay or provide Mr. French:

Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$1,085,000
Severance Perquisite Allowance	45,000
Severance Pro-rata AIP Award	55,344

Equity Compensation
Repurchase of Rollover Options	837,758

Retirement Deferred Compensation
ABP—Qualified Pension Plan Portion	267,019
ABP—401(k) Plan Portion	—
Supplemental Executive Retirement Plan (SERP)	1,682,749

Other Benefits
Post-termination Health and Welfare Benefit Continuation	18,440
280G Excise Tax Gross-up	2,018,247

Total:	$6,009,557

David J. West, Larry E. Bodner, Nils Lommerin, Tim A. Cole and M. Carl Johnson, III

Each of Messrs. West, Bodner, Lommerin, Cole, and Johnson currently have employment agreements with the Company that provide for payments and benefits in connection with their respective terminations of employment under various circumstances, including a Change of Control. These benefits are summarized in the narrative and tables below. As a condition of receiving any severance benefits, each named executive officer must execute a full waiver and release of all claims against the Company and its affiliates and agree to abide by certain covenants regarding confidentiality, non-solicitation of Company employees, and non-interference with the Company’s business relationships.

In addition to the benefits described below, upon termination of employment the named executive officers may also be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and qualified plan benefits (pension and 401(k)). For information regarding benefits under the Del Monte Corporation Retirement Plan, see “Fiscal 2012 Pension Benefits.”

For purposes of the employment and equity arrangements with each of these executive officers, the following definitions apply:

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

“Good Reason,” to terminate employment generally exists, as determined by the Board, upon the occurrence of any one of the following events without the executive’s written consent or the failure of the Company to cure the event within ten business days of executive’s notice:

•

with respect to Messrs. West, Bodner, Lommerin, and Cole, a material adverse change in the executive’s position causing it to be of materially less stature, responsibility, or authority without the executive’s written consent, and such a materially adverse change shall in all events be deemed to occur if the executive no longer serves in the position of his current title;

•

a reduction, without the executive’s written consent, in the executive’s base salary or the amount the executive is eligible to earn under the AIP (or successor plan thereto), or for Messrs. Cole and Lommerin, the executive’s incentive or equity opportunity under any material Del Monte incentive or equity program;

•

with respect to Messrs. West, Bodner, Lommerin, and Cole, a material reduction without the executive’s consent in the aggregate health and welfare benefits provided to the executive pursuant to the health and welfare plans, programs and arrangements in which the executive is eligible to participate;

•	with respect to Messrs. West, Bodner and Johnson, the relocation of principal place of employment beyond 50 miles from its current location without his consent;

•	the failure of Del Monte to obtain a satisfactory agreement from any successor to assume and agree to perform the executive’s employment agreement; or

•

with respect to Mr. West, a requirement that he report to a person other than the Board or the Board of Parent, his removal from the Board or the Parent Board, his failure to be nominated for re-election or, unless either the Company or Parent becomes publicly traded, re-elected, to the Board or Parent Board, or, including with respect to Mr. Johnson, a material breach by the Company or Parent.

Termination Benefits for Mr. West

If Mr. West’s employment is terminated due to his death or Disability, his estate or designated beneficiary will be entitled to receive:

•

a portion of his target AIP Award for the year in which termination occurs (to the extent the performance objectives for such year are attained), prorated for the executive’s actual employment during such year;

•	any bonus earned but not yet paid with respect to the fiscal year preceding the date of termination;

•	accelerated vesting of any unvested portion of his SERP benefit;

•	accelerated vesting of any unvested portion of his restricted stock award granted under the 2011 Stock Plan;

•

accelerated vesting of that portion of his options subject to service-based vesting that would have become vested on the next annual vesting date (i.e., the next anniversary of the closing of the Merger); and

•	in the event of his termination due to Disability only, a cash severance amount equal to his current annual base salary and target AIP Award in a lump sum.

If Mr. West’s employment is terminated due to his voluntary resignation without Good Reason or for Cause, he is not entitled to any severance benefits other than payment of any bonus earned but not yet paid with respect to the fiscal year preceding the date of termination.

If Mr. West’s employment is terminated by the Company without Cause or he resigns for Good Reason, the Company shall pay or provide him the same benefits as provided in the event of his termination due to Disability, with the following additions:

•	the cash severance amount equal to one times (1x) his current annual base salary and target AIP Award shall be increased to two times (2x);

•	a cash perquisite payment equal to two times (2x) his annual perquisite allowance paid in a lump sum;

•	a lump sum in an amount up to the cost of COBRA premiums for participation in such health and welfare benefit programs for 18 months;

•	executive-level outplacement services for 18 months in such amount that shall not exceed in any calendar year 18% of the executive’s base salary and target AIP Award; and

•

if the termination or resignation occurs after March 8, 2013 (the second anniversary of the closing of the Merger), pursuant to the 2011 Stock Plan and applicable option agreements, accelerated vesting with respect to that portion of his options subject to service-based vesting that would have become vested on the next annual vesting date (i.e., the next anniversary of the closing of the Merger).

Termination Benefits for Messrs. Bodner, Lommerin, Cole, and Johnson

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

If the executive’s employment is terminated by the Company without Cause or he resigns for Good Reason, the Company shall pay or provide him:

•	a cash severance amount equal to one and one-half times (1.5x) his current annual base salary and target AIP Award paid in a lump sum;

•	a portion of his target AIP Award for the year in which termination occurs (adjusted to reflect performance), prorated for his actual employment during such year paid in a lump sum;

•	a cash perquisite payment equal to one and one-half times (1.5x) his annual perquisite allowance paid in a lump sum;

•

with respect to Messrs. Lommerin, Cole, and Johnson, health and welfare benefit continuation for 18 months—including medical, dental, prescription drug, life, and AD&D insurance plans, programs and arrangements and, with respect to Mr. Bodner, a lump sum in an amount up to the cost of COBRA premiums for participation in such health and welfare benefit programs for 18 months;

•

executive-level outplacement services for 18 months in such amount, other than with respect to Mr. Johnson, that shall not exceed in any calendar year 18% of the executive’s base salary and target AIP Award;

•	with respect to Mr. Cole, if such termination or resignation occurs prior to December 31, 2012, accelerated vesting of his accrued benefit under the SERP; and

•

if the termination or resignation occurs after March 8, 2013 (the second anniversary of the closing of the Merger), pursuant to the 2011 Stock Plan and applicable option agreements, the executive shall vest with respect to that portion of his options subject to service-based vesting that would have become vested on the next annual vesting date (i.e., the next anniversary of the closing of the Merger).

If the executive’s employment is terminated by the Company without Cause or he resigns for Good Reason within two years after a Change of Control or the Merger, the Company shall provide him the same benefits as provided in the event of his termination without Cause by the Company, except that the cash severance amount equal to one and one-half times (1.5x) his current annual base salary and target AIP Award shall be increased to two times (2x).

Change of Control Benefits

In the event of a Change of Control, Messrs. West, Bodner, Lommerin, Cole, and Johnson would be entitled to receive the following benefits:

•

a 280G gross-up payment on parachute payments provided to the executive; provided that, other than for Messrs. West and Bodner, such gross-up payment shall only be paid if the parachute payments exceed the 280G excess parachute payment criterion by 5% or more;

•

pursuant to the 2011 Stock Plan and applicable equity agreements, upon a Change of Control, all outstanding options subject to service-based vesting shall vest immediately prior to the Change of Control, and, if such Change of Control is pursuant to a transaction wherein the Sponsors realize a cash return on their interests in Parent greater that a predetermined threshold, all outstanding options subject to performance-based vesting shall vest immediately prior to such Change of Control; and

•	with respect to Mr. West, accelerated vesting of any unvested portion of his restricted stock award granted under the 2011 Stock Plan.

The termination and change of control benefits described above are summarized in the tables below. As required, the tables below assume that the termination of employment and/or Change of Control event occurred on the last day of fiscal 2012 (April 29, 2012) and assumes that the price per share of Parent common stock was $5. Also, the tables assume that a year-end adjustment will be necessary at the end of calendar 2012 in order to meet the 4.5% minimum interest rate required under the Del Monte Corporation Retirement Plan for Salaried Employees, and accordingly, the tables below assume that the effective annual rate for interest credits used in estimating the benefit under the Del Monte Corporation Retirement Plan for Salaried Employees and the Del Monte Additional Benefits Plan—Pension Portion is 4.5% for the 2012 calendar year.

Amounts shown in the tables below represent vesting or distributions triggered by termination event only. Accordingly, previously vested stock options, which are reflected in the table set forth under “Outstanding Equity Awards at Fiscal 2012 Year End,” are not reflected in the table below. If achievement of future performance measures is required for vesting purposes, no amount is represented in the table. Retirement and deferred compensation amounts below reflect the estimated lump-sum present value of such benefits.

A Change of Control without a termination event will result in 100% vesting of all the executive’s outstanding service-based options, and, if such Change of Control is pursuant to a transaction wherein the Sponsors realize a cash return on their interests in Parent greater that a predetermined threshold, of all performance-based options. The exercise prices of all options held by our named executive officers that would become vested as a result of a termination or Change of Control event are equal to $5 or more and accordingly the Stock Option amounts shown in the tables below are zero even under those scenarios in which vesting is triggered.

Table for David J. West

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$—	$—	$4,800,000	$4,800,000	$2,400,000	$—	$4,800,000	$4,800,000
Severance Perquisite Allowance	—	—	84,000	84,000	—	—	84,000	84,000
Severance Pro-rata AIP Award	541,889	541,889	541,889	541,889	541,889	—	541,889	541,889
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Restricted Stock	6,830,995	—	6,830,995	6,830,995	6,830,995	—	6,830,995	6,830,995
Retirement Deferred Compensation
Supplemental Executive Retirement Plan (SERP)	7,719,509	—	7,719,509	7,719,509	7,719,509	—	7,719,509	7,719,509
ABP—Qualified Pension Plan Portion	—	—	—	—	—	—	—	—
ABP—401(k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post-termination Health and Welfare Benefit Continuation	—	—	20,541	20,541	—	—	20,541	20,541
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	$15,092,393	$541,889	$19,996,934	$19,996,934	$17,492,393	$—	$19,996,934	$19,996,934

Table for Larry E. Bodner

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$—	$—	$1,378,125	$1,837,500	$918,750	$—	$1,378,125	$1,837,500
Severance Perquisite Allowance	—	—	54,000	54,000	—	—	54,000	54,000
Severance Pro-rata AIP Award	223,531	—	223,531	223,531	—	—	223,531	223,531
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation
Supplemental Executive Retirement Plan (SERP)	—	—	—	—	—	—	—	—
ABP—Qualified Pension Plan Portion	199,888	199,888	199,888	199,888	199,888	199,888	199,888	199,888
ABP—401(k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post-termination Health and Welfare Benefit Continuation	—	—	24,359	24,359	—	—	24,359	24,359
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	$423,419	$199,888	$1,879,903	$2,339,278	$1,118,638	$199,888	$1,879,903	$2,339,278

Table for Nils Lommerin

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$—	$—	$1,768,500	$2,358,000	$1,179,000	$—	$1,768,500	$2,358,000
Severance Perquisite Allowance	—	—	54,000	54,000	—	—	54,000	54,000
Severance Pro-rata AIP Award	316,365	—	316,365	316,365	—	—	316,365	316,365
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation
Supplemental Executive Retirement Plan (SERP)	—	—	—	—	—	—	—	—
ABP—Qualified Pension Plan Portion	487,522	487,522	487,522	487,522	487,522	487,522	487,522	487,522
ABP—401(k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post-termination Health and Welfare Benefit Continuation	—	—	20,716	20,716	—	—	20,716	20,716
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	$803,887	$487,522	$2,647,103	$3,236,603	$1,666,522	$487,522	$2,647,103	$3,236,603

Table for Timothy A. Cole

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$—	$—	$1,249,500	$1,666,000	$833,000	$—	$1,249,500	$1,666,000
Severance Perquisite Allowance	—	—	54,000	54,000	—	—	54,000	54,000
Severance Pro-rata AIP Award	195,481	—	195,481	195,481	—	—	195,481	195,481
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation
Supplemental Executive Retirement Plan (SERP)	—	—	811,990	811,990	—	—	811,990	811,990
ABP—Qualified Pension Plan Portion	422,256	422,256	422,256	422,256	422,256	422,256	422,256	422,256
ABP—401(k) Plan Portion	32,050	32,050	32,050	32,050	32,050	32,050	32,050	32,050
Other Benefits
Post-termination Health and Welfare Benefit Continuation	—	—	19,626	19,626	—	—	19,626	19,626
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	$649,787	$454,306	$2,784,903	$3,201,403	$1,287,306	$454,306	$2,784,903	$3,201,403

Table for M. Carl Johnson, III

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$—	$—	$1,378,125	$1,837,500	$918,750	$—	$1,378,125	$1,837,500
Severance Perquisite Allowance	—	—	54,000	54,000	—	—	54,000	54,000
Severance Pro-rata AIP Award	98,225	—	98,225	98,225	—	—	98,225	98,225
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation
Supplemental Executive Retirement Plan (SERP)	—	—	—	—	—	—	—	—
ABP—Qualified Pension Plan Portion	—	—	—	—	—	—	—	—
ABP—401(k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post-termination Health and Welfare Benefit Continuation	—	—	10,040	10,040	—	—	10,040	10,040
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	$98,225	$—	$1,540,390	$1,999,765	$918,750	$—	$1,540,390	$1,999,765

Director Compensation

Our directors did not receive any compensation from the Company or Parent for their service on the Board of DMC in fiscal 2012.

Compensation Committee Interlocks and Insider Participation

Three directors currently comprise the Compensation and Benefits Committee: Messrs. Brown, Kilts and Mundt. None of these committee members were officers or employees of the Company during fiscal year 2012 or were formerly Company officers. Each of Mr. Brown, due to his relationship with KKR, Mr. Kilts, due to his relationship with Centerview, and Mr. Mundt, due to his relationship with Vestar, may be viewed as having an indirect material interest in certain relationships and transactions with KKR, Centerview and Vestar as discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

We have no compensation plans under which equity securities of DMC are authorized to be issued. In connection with the consummation of the Merger, all compensation plans under which equity securities of DMFC were authorized for issuance during fiscal 2011 have been terminated. In connection with the Merger, Parent established the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates (the “2011 Stock Plan”). The 2011 Stock Plan provides for the grant of stock options and other stock based awards to key service providers of Parent and its affiliates, including the Company. The following table provides information regarding the 2011 Stock Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,179,708	$4.48	520,000
Equity compensation plans not approved by security holders	—	—	—
Total	29,179,708	$4.48	520,000

For more information regarding the 2011 Stock Plan please see “Item 11. Executive Compensation” above.

Security Ownership of Certain Beneficial Owners

All of the outstanding shares of capital stock of DMC are held by Parent, and Blue Holdings I, L.P. owns 99.4% of the outstanding capital stock of Parent. The following table shows the amount of common stock of Parent owned as of June 25, 2012 by those known by us to own more than 5% of Parent’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Blue Holdings I, L.P. (1)	312,829,237 (1)	99.4%

(1)	The general partner of Blue Holdings I, L.P. is Blue Holdings GP, LLC. Affiliates of KKR, Centerview and Vestar own all of the membership interest in Blue Holdings GP, LLC. The LLC Agreement governs the exercise of the voting rights with respect to the election of directors and certain other material events. The membership interests in Blue Holdings GP, LLC are held by affiliates of a number of investment funds, each of which may be deemed to share voting and dispositive power with respect to the capital stock of Parent held by Blue Holdings I, L.P. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

The address for KKR and its affiliated entities that own membership interests in Blue Holdings GP, LLC is c/o Kohlberg Kravis Roberts & Co., L.P., 9 West 57th St., Suite 4200, New York, New York 10019.

The address for Vestar is c/o Vestar Capital Partners, 245 Park Avenue, 41st Floor, New York, New York 10167.

The address for Centerview and its affiliated entities that own membership interests in Blue Holdings GP, LLC is c/o Centerview Capital, 3 Greenwich Office Park, 2nd Floor, Greenwich, Connecticut 06831.

Security Ownership of Management

The following table shows the amount of common stock of Parent owned as of June 25, 2012 by our directors, named executive officers and our directors, executive officers, and named executive officers as a group. As of June 25, 2012, there were approximately 314,727,080 shares of Parent common stock outstanding. Unless otherwise indicated in a footnote, these persons may be contacted at our executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Max V. Alper (1)	—	—
Simon E. Brown (1)	—	—
Richard Dunne (4)	—	—
Neil Harrison (2)	—	—
David M. Hooper (3)	—	—
James Kelley (2)	—	—
James M. Kilts (3)	—	—
Kevin Mundt (2)	—	—
Dean B. Nelson (1)	—	—
David J. West (5)	2,326,199	*
Nils Lommerin (6)	1,535,069	*
Larry E. Bodner (7)	614,934	*
Timothy Cole (8)	763,748	*
M. Carl Johnson, III	200,000	*
Richard L. French (9)	212,553	*
All directors, executive officers, and named executive officers as a group (18 persons)(10)	6,582,422	2.1%

*	Denotes less than 1% of class.
(1)	Each of Messrs. Alper, Brown and Nelson may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with KKR. Each of Messrs. Alper, Brown and Nelson disclaim beneficial ownership of any such interest.
(2)	Each of Messrs. Harrison, Kelley and Mundt may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with Vestar. Each of Messrs. Harrison, Kelley and Mundt disclaim beneficial ownership of any such interest.
(3)	Each of Messrs. Hooper and Kilts may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with Centerview. Each of Messrs. Hooper and Kilts disclaim beneficial ownership of any such interest.
(4)	Mr. Dunne may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with AlpInvest. Mr. Dunne disclaims beneficial ownership of any such interest.
(5)	Includes 910,799 shares that remained subject to vesting as of June 25, 2012. Also includes the right to acquire 760,000 shares of Parent common stock, represented by options to purchase 760,000 shares of Parent common stock exercisable within 60 days of June 25, 2012.
(6)	Includes the right to acquire 1,415,069 shares of Parent common stock, represented by options to purchase 1,415,069 shares of Parent common stock exercisable within 60 days of June 25, 2012.
(7)	Includes the right to acquire 609,290 shares of Parent common stock, represented by options to purchase 609,290 shares of Parent common stock exercisable within 60 days of June 25, 2012.
(8)	Includes the right to acquire 763,748 shares of Parent common stock, represented by options to purchase 763,748 shares of Parent common stock exercisable within 60 days of June 25, 2012.
(9)	Includes the right to acquire 212,553 shares of Parent common stock, represented by options to purchase 212,553 shares of Parent common stock exercisable within 60 days of June 25, 2012.
(10)	Includes 910,799 shares that remained subject to vesting as of June 25, 2012. Also, includes the right to acquire 4,690,579 shares, represented by options to purchase 4,690,579 shares exercisable within 60 days of June 25, 2012.

Arrangements that May Result in a Change in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Substantially all of Parent’s outstanding common stock is held by Blue Holdings I, L.P., an investment fund that is owned in its entirety by funds affiliated with the Sponsors and related entities. Blue Holdings GP, LLC is the general partner of Blue Holdings I, L.P. Funds affiliated with the Sponsors and related entities own controlling equity interests in Blue Holdings GP, LLC. The following provides a summary of material transactions and relationships that involve DMFC, DMC, management, the Sponsors and entities affiliated with the Sponsors, Blue Sub, Parent, Blue Holdings I, L.P., Blue Holdings GP, LLC and Blue Holdings GP, LLC.

Transactions with the Sponsors

Monitoring Agreement

On March 8, 2011, in connection with the Merger, entities affiliated with the Sponsors and an entity affiliated with AlpInvest Partners (the “AlpInvest Manager,” together with the affiliates of the Sponsors, collectively, the “Managers”) entered into a monitoring agreement (the “Monitoring Agreement”) with DMC, Parent and Blue Holdings I, L.P., pursuant to which the Managers provide management, consulting, financial and other advisory services to DMC and to its divisions, subsidiaries, parent entities and controlled affiliates. Pursuant to the Monitoring Agreement, the Managers, other than the AlpInvest Manager, are entitled to receive an aggregate annual advisory fee to be allocated among the Sponsors in accordance with their respective equity holdings in Blue Holdings I, L.P. in an amount equal to the greater of (i) $6.5 million and (ii) 1.00% of DMC’s “Adjusted EBITDA” (as defined in the Senior Notes Indenture) less an annual advisory fee of approximately $0.25 million paid to the AlpInvest Manager. For fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total expense for the Monitoring Agreement was approximately $6.5 million and $1.1 million, respectively. As of April 29, 2012, a payable of $0.2 million was due to the Managers related to the Monitoring Agreement, which amount is included in accounts payable and accrued expenses in our consolidated financial statements in this Annual Report on Form 10-K.

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

Consulting Arrangements with Capstone Consulting LLC

The Company has engaged Capstone Consulting LLC (“Capstone”) to provide consulting services with respect to the Company’s operations. These engagements may be terminated at any time at the discretion of management of the Company. For fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total fees payable to Capstone under these arrangements were approximately $2.1 million and $0.4 million, respectively. One of the Company’s directors holds an equity interest in Capstone. Neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone. Capstone provides dedicated consulting services to KKR and its affiliated funds’ portfolio companies. As of April 29, 2012, there was a payable of $0.1 million due to Capstone, which amount is included in accounts payable and accrued expenses in our consolidated financial statements in this Annual Report on Form 10-K.

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

Pittsburgh Lease Right of First Refusal

On April 11, 2012, the entity owner (“Landlord”) of our leased administrative space in Pittsburgh, PA provided notice to the Company that it had received an offer to purchase the partnership interests in Landlord (“Partnership Interests”). Pursuant to our lease with Landlord, the Company has the right of first refusal with respect to the purchase of the Partnership Interests (“ROFR”). On May 15, 2012, the Company provided the Landlord with notice of intent to exercise the ROFR, subject to the negotiation of an acceptable purchase agreement and completion of due diligence, and obtained from Landlord consent to assign the ROFR to an affiliate of KKR. The Company’s decision whether to assign the ROFR to the KKR affiliate remains pending.

Transactions with Management

Equity Contributions

Pursuant to an equity contribution agreement dated March 8, 2011, and an equity contribution and subscription agreement, dated February 16, 2011, Blue Holdings I, L.P. contributed to Parent the sum of approximately $1,564.2 million and received from Parent 312,829,237 shares of common stock of Parent. On the date of the Merger, the Company’s Executive Vice President, Chief Financial Officer and Treasurer and the Company’s Executive Vice President and Chief Operations Officer contributed approximately $0.6 million in the aggregate in cash to Parent and received 125,644 shares of common stock of Parent. In connection with the Merger, Parent contributed to Blue Sub approximately $1,550.7 million and paid $14.2 million in expenses on behalf of Blue Sub, and received from Blue Sub 10 shares of common stock of Blue Sub, which represented 100% of Blue Sub’s outstanding common stock.

During fiscal 2012 the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Brands, each contributed $1.0 million in cash to Parent and received 200,000 shares of common stock of Parent at a per share purchase price of $5.00 per share.

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

Due to their affiliations with these funds, all of the Company’s current members of the Board, with the exception of the Company’s CEO, are considered “affiliates” of the Company. In addition, with the exception of the Company’s CEO, all of the members of the Company’s current Board could be deemed to have an indirect interest in the Monitoring Agreement.

Review, Approval or Ratification of Transactions with Related Persons

Our Standards of Business Conduct set forth our general policies and procedures regarding how we will handle employee or director conflicts of interest. Under the Standards of Business Conduct, as modified by the Related Person Transactions Policy, the Board must review and approve in advance any related person transaction involving an officer or director of the Company. The Board of Directors adopted a written Related Person Transactions Policy in order to establish processes, procedures and standards regarding the review, approval and ratification of related person transactions and to provide guidelines regarding what types of transactions constitute related person transactions. The Company’s Law Department may be involved in determining whether a particular transaction is a related person transaction requiring review and Board approval.

All related person transactions are prohibited unless approved or ratified by the Board, or in certain circumstances, the board of managers of Blue Holdings GP, LLC. The following types of transactions require the review and approval of the board of managers of Blue Holdings GP, LLC in addition to the review and approval by the Board: (i) any transaction with (1) a portfolio company held or managed by KKR 2006 Fund L.P., Vestar Capital Partners V, L.P., Centerview Capital, L.P. (and the permitted transferees of such entities) (each, a “Controlling Stockholder”) or (2) an affiliate of such entity, in each case in an amount in excess of $10 million (other than any transaction or series of related transactions in the ordinary course of business with Dollar General Corporation or its subsidiaries), provided that review and approval by Blue Holdings GP, LLC is not required if such transaction or series of related transactions is in the ordinary course of business and on arm’s length terms with the Company; or (ii) any transaction with a Controlling Stockholder (or with an affiliate of such Controlling Stockholder, or with any officer, director, or employee of such Controlling Stockholder or its affiliates).

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

Item 14.	Principal Accounting Fees and Services

With respect to fiscal 2012 and fiscal 2011, the aggregate fees billed by KPMG LLP to us or DMFC, as applicable, were as follows:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$1,048,000	$1,818,000
Audit Related Fees (2)	$138,000	$138,000
Tax Fees (3)	$10,614	$25,700
All Other Fees (4)	—	—

(1)	For each of fiscal 2012 and fiscal 2011, reflects aggregate fees billed by KPMG LLP for the audit of the Company’s consolidated financial statements for such fiscal year and for the audit of Parent. Also reflects for both fiscal 2012 and fiscal 2011, aggregate fees billed for the review of the Company’s (or DMFC’s, as applicable) interim condensed consolidated financial statements, for the review of and assistance with documents filed with or submitted to the Securities and Exchange Commission, for the statutory audits of certain of the Company’s foreign subsidiaries. For fiscal 2011, the fee also included $120,000 in connection with debt financing transactions.

(2)	For each of fiscal 2012 and fiscal 2011, reflects aggregate fees billed by KPMG LLP for services related to employee benefit plan audits as well as fees related to agreed upon procedures in connection with one of the Company’s supply agreements.
(3)	For each of fiscal 2012 and fiscal 2011, reflects the aggregate fees billed by KPMG LLP for tax compliance. Such services generally involved assistance in preparing, reviewing or filing various tax-related filings required in foreign jurisdictions and did not involve tax planning assistance.
(4)	For each of fiscal 2012 and fiscal 2011, there were no fees billed by KPMG LLP for services except as already described above.

The Audit Committee determined that the non-audit services provided by KPMG LLP during fiscal 2012 were compatible with maintaining the independence of KPMG LLP.

Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, as well as setting the compensation and overseeing the work of, the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has adopted policies and procedures for the approval in advance, or “pre-approval,” of audit and non-audit services rendered by our independent auditor, KPMG LLP. All services provided by KPMG LLP during fiscal 2012, as described above, were approved by the Audit Committee of the Company in advance of KPMG LLP providing such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)    1.    Financial Statements

(i)	The following financial statements of Del Monte Corporation and subsidiaries are included in Item 8:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets—April 29, 2012 (Successor) and May 1, 2011 (Successor)

Consolidated Statements of Income (Loss)—for the fiscal year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor), May 3, 2010 through March 7, 2011 (Predecessor) and fiscal year ended May 2, 2010 (Predecessor)

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)—for the fiscal year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor), May 3, 2010 through March 7, 2011 (Predecessor) and fiscal year ended May 2, 2010 (Predecessor)

Consolidated Statements of Cash Flows—for the fiscal year ended April 29, 2012 (Successor), the periods March 8, 2011 through May 1, 2011 (Successor), May 3, 2010 through March 7, 2011 (Predecessor) and fiscal year ended May 2, 2010 (Predecessor)

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

DEL MONTE CORPORATION

By:	/S/ DAVID J. WEST
David J. West
President and Chief Executive Officer; Director

By:	/S/ LARRY E. BODNER
Larry E. Bodner
Executive Vice President, Chief Financial Officer and Treasurer

Date:	June 29, 2012

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry E. Bodner, Timothy S. Ernst and Julie G. Ruehl, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID J. WEST David J. West	President and Chief Executive Officer; Director	June 29, 2012

/S/ LARRY E. BODNER Larry E. Bodner	Executive Vice President, Chief Financial Officer and Treasurer	June 29, 2012

/S/ JULIE G. RUEHL Julie G. Ruehl	Vice President and Chief Accounting Officer	June 29, 2012

/S/ MAX V. ALPER Max V. Alper	Director	June 29, 2012

/S/ SIMON E. BROWN Simon E. Brown	Director	June 29, 2012

/S/ RICHARD DUNNE Richard Dunne	Director	June 29, 2012

/S/ NEIL HARRISON Neil Harrison	Vice Chairman of the Board	June 29, 2012

/S/ DAVID M. HOOPER David M. Hooper	Director	June 29, 2012

/S/ JAMES M. KILTS James M. Kilts	Chairman of the Board	June 29, 2012

/S/ JAMES P. KELLEY James P. Kelley	Director	June 29, 2012

/S/ KEVIN A. MUNDT Kevin A. Mundt	Director	June 29, 2012

/S/ DEAN B. NELSON Dean B. Nelson	Director	June 29, 2012

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and may be subject to more recent developments.

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated November 24, 2010, by and among Blue Acquisition Group, Inc., a Delaware corporation, Blue Merger Sub Inc., a Delaware corporation, and Del Monte Foods Company, a Delaware corporation	DMFC	8-K	2.1	November 30, 2010

3.1	Certificate of Ownership and Merger, dated April 26, 2011	DMC	8-K	3.1	April 26, 2011

3.2	Certificate of Incorporation of Del Monte Corporation	DMC	8-K	3.2	April 26, 2011

3.3	By-laws of Del Monte Corporation	DMC	8-K	3.3	April 26, 2011

4.1	Indenture, dated of February 16, 2011, among Blue Merger Sub Inc. and The Bank of New York Mellon Trust Company, N.A., as supplemented by the Supplemental Indenture, dated as of March 8, 2011, among Del Monte Foods Company, Del Monte Corporation and the Bank of New York Mellon Trust Company, N.A.	DMFC	8-K	10.10	March 10, 2011

4.2	Second Supplemental Indenture, dated April 26, 2011, among Del Monte Foods Company, Del Monte Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.625% Senior Notes due 2019	DMC	8-K	10.1	April 26, 2011

4.3	Third Supplemental Indenture, dated June 22, 2011, among Del Monte Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.625% Senior Notes due 2019	DMC	10-K	4.3	July 15, 2011

4.4	Registration Rights Agreement, dated as of February 16, 2011, among Blue Merger Sub Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC, KKR Capital Markets LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Mizuho Securities USA Inc., as supplemented by the Joinder Agreement, dated as of March 8, 2011, among Del Monte Foods Company and Del Monte Corporation	DMFC	8-K	10.11	March 10, 2011

4.5	Form of 7.625% Senior Notes due 2019 (included as Exhibit 1 to Annex 1 in Exhibit 4.1)	DMFC	8-K	10.1	March 10, 2011

10.1	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.2	March 9, 2004

10.2	Office Lease Agreement between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, dated October 27, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	October 30, 2009

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.3	First Amendment to Office Lease, dated January 21, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.2	March 4, 2011

10.4	Second Amendment to Office Lease, dated February 1, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP	DMFC	10-Q	10.3	March 4, 2011

10.5	Supply Agreement, dated as of February 2, 2011, between Silgan Containers LLC and Del Monte Corporation (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	February 4, 2011

10.6	Amended and Restated Supply Agreement between Impress Group, B.V. and Del Monte Corporation, dated January 23, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	January 28, 2008

10.7	Bifurcation and Partial Assignment and Assumption Agreement among Del Monte Corporation, Impress Group, B.V. and Starkist Co. effective as of October 6, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.2	October 9, 2008

10.8	Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC effective as of November 4, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	November 6, 2008

10.9	First Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated May 4, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.15	March 4, 2011

10.10	Second Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated September 22, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.16	March 4, 2011

10.11	Third Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated January 26, 2010	DMFC	10-Q	10.17	March 4, 2011

10.12	Fourth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated August 11, 2010 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.18	March 4, 2011

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.13	Fifth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated February 10, 2011 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.19	March 4, 2011

10.14	Sixth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated January 6, 2012 (confidential treatment has been granted as to portions of the Exhibit)	DMC	10-Q	10.1	March 13, 2012

10.15	Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other Agents named therein	DMFC	8-K	10.1	March 10, 2011

10.16	Assumption Agreement, dated as of April 26, 2011, among Del Monte Corporation and JPMorgan Chase Bank, N.A., relating to the Term Loan Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein	DMC	8-K	10.2	April 26, 2011

10.17	Guarantee, dated as of March 8, 2011, by Blue Acquisition Group, Inc., Del Monte Corporation, and each of the other entities from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.2	March 10, 2011

10.18	Security Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Blue Acquisition Group, Inc., each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.3	March 10, 2011

10.19	Pledge Agreement, dated as of March 8, 2011, among Del Monte Foods Company, each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, Blue Acquisition Group, Inc., and JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.4	March 10, 2011

10.20	Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the other Borrowers from time to time parties thereto, the Lender Parties from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the other Agents named therein, as supplemented by the Credit Party Joinder Agreement, among Del Monte Corporation and Bank of America, N.A., dated as of March 9, 2011	DMFC	8-K	10.5	March 10, 2011

Exhibit Number		Description	Incorporated by Reference
			Filer	Form	Exhibit	Filing Date
10.21		Assumption Agreement, dated as of April 26, 2011, among Del Monte Corporation and Bank of America, N.A., relating to the Asset-Based Revolving Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other agents named therein and as supplemented by the Joinder Agreement, among Del Monte Corporation and Bank of America, N.A., dated as of March 9, 2011	DMC	8-K	10.3	April 26, 2011

10.22		Guarantee, dated as of March 8, 2011, by Blue Acquisition Group, Inc., Del Monte Corporation, and each of the other entities from time to time party thereto, in favor of Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.6	March 10, 2011

10.23		Security Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Blue Acquisition Group, Inc., each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, and Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.7	March 10, 2011

10.24		Pledge Agreement, dated as of March 8, 2011, among Del Monte Foods Company, each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, Blue Acquisition Group, Inc., and Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.8	March 10, 2011

10.25		Purchase Agreement, dated as of February 1, 2011, among Blue Merger Sub Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated as representatives of the other initial purchasers party thereto, as supplemented by the Joinder Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Del Monte Corporation and Merrill Lynch, Pierce, Fenner & Smith and Morgan Stanley & Co. Incorporated as representatives of the other initial purchasers party thereto	DMFC	8-K	10.9	March 10, 2011

10.26		Monitoring Agreement, dated as of March 8, 2011, among Del Monte Corporation, Blue Acquisition Group, Inc., Blue Holdings I, L.P., Kohlberg Kravis Roberts & Co. L.P., Vestar Capital Partners, Centerview Partners Management LLC and AlpInvest Partners Inc.	DMFC	8-K	10.15	March 10, 2011

10.27		Indemnification Agreement, dated as of March 8, 2011, among Blue Holdings I, L.P., Blue Holdings GP, LLC, Blue Acquisition Group, Inc., Del Monte Foods Company, Kohlberg Kravis Roberts & Co. L.P., Vestar Managers V Ltd., Centerview Partners Management LLC and AlpInvest Partners Inc.	DMFC	8-K	10.16	March 10, 2011

10.28	**	2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates	DMC	10-K	10.37	July 15, 2011

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.29**	Form of Management Stockholder Agreement entered into as of March 8, 2011 among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder—Executive Vice Presidents	DMC	10-K	10.38	July 15, 2011

10.30**	Amendment to Form of Management Stockholder Agreement among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder—Executive Vice Presidents	DMC	10-Q	10.2	December 12, 2011

10.31**	Form of Option Rollover Agreement dated on or prior to February 11, 2011 between Blue Acquisition Group, Inc. and each specified management stockholder, accepted by Blue Acquisition Group, Inc. March 8, 2011	DMC	10-K	10.39	July 15, 2011

10.32**	Form of Stock Option Agreement dated as of March 8, 2011 by and between Blue Acquisition Group, Inc. and each specified employee—Executives with Employment Agreements	DMC	10-K	10.40	July 15, 2011

10.33**	Amendment to Form of Stock Option Agreement by and between Blue Acquisition Group, Inc. and each specified employee - Executives with Employment Agreements	DMC	10-Q	10.3	December 12, 2011

10.34**	Form of Sale Participation Agreement with Blue Holdings I, L.P. dated March 8, 2011	DMC	10-K	10.41	July 15, 2011

10.35**	Del Monte Corporation Annual Incentive Plan, as adopted September 8, 2011	DMC	8-K	10.1	September 13, 2011

10.36**	Del Monte Corporation Supplemental Executive Retirement Plan (Fourth Restatement), as amended and restated effective January 1, 2009	DMFC	10-Q	10.4	March 4, 2009

10.37**	Del Monte Corporation Additional Benefits Plan, as amended and restated effective January 1, 2009	DMFC	10-Q	10.2	March 4, 2009

10.38**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and Richard G. Wolford, dated December 20, 2010	DMFC	10-Q	10.10	March 4, 2011

10.39**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and David L. Meyers, dated December 20, 2010	DMFC	10-Q	10.11	March 4, 2011

10.40**	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004	DMFC	8-K	10.3	November 17, 2004

10.41**	First Amendment to Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed August 8, 2007	DMFC	10-Q	10.3	September 6, 2007

10.42**	Second Amendment to Employment Agreement, by and between Del Monte Corporation and Nils Lommerin, dated November 24, 2010	DMFC	10-Q	10.4	March 4, 2011

Exhibit Number		Description	Incorporated by Reference
			Filer	Form	Exhibit	Filing Date
10.43	**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and Nils Lommerin, dated December 20, 2010	DMFC	10-Q	10.12	March 4, 2011

10.44	**	Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed November 11, 2004	DMFC	10-K	10.68	June 25, 2008

10.45	**	First Amendment to Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed August 8, 2007	DMFC	10-Q	10.4	September 6, 2007

10.46	**	Second Amendment to Employment Agreement, by and between Del Monte Corporation and Timothy A. Cole, dated November 24, 2010	DMFC	10-Q	10.5	March 4, 2011

10.47	**	Letter Agreement, dated as of April 28, 2011, between Blue Acquisition Group, Inc. (parent of Del Monte Foods Company) and Timothy A. Cole	DMC	10-K	10.74	July 15, 2011

10.48	**	Employment Agreement, dated as of March 8, 2011, between Del Monte Corporation and David W. Allen	DMFC	8-K	10.19	March 10, 2011

10.49	**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and David W. Allen, dated December 20, 2010	DMFC	10-Q	10.13	March 4, 2011

10.50	**	Employment Agreement, dated as of March 8, 2011, between Del Monte Corporation and Larry E. Bodner	DMFC	8-K	10.18	March 10, 2011

10.51	**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and Larry E. Bodner, dated December 20, 2010	DMFC	10-Q	10.14	March 4, 2011

10.52	**	Bonus Letter Agreement between Larry E. Bodner and Blue Acquisition Group, Inc., dated January 10, 2011	DMC	10-K	10.79	July 15, 2011

10.53	**	Letter Agreement, dated as of March 8, 2011, between Blue Acquisition Group, Inc. (parent of Del Monte Foods Company) and Neil Harrison	DMFC	8-K	10.17	March 10, 2011

10.54	**	Employment Agreement, dated May 13, 2011, among Del Monte Corporation, Blue Acquisition Group, Inc. and David J. West	DMC	8-K	10.1	May 19, 2011

10.55	**	Management Stockholder’s Agreement entered into as of June 17, 2011 among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and David West	DMC	10-K	10.82	July 15, 2011

10.56	**	Restricted Stock Award Agreement made effective as of June 17, 2011 among Blue Acquisition Group, Inc. and David West	DMC	10-K	10.83	July 15, 2011

10.57	**	Form of Stock Option Agreement dated as of June 17, 2011 by and between Blue Acquisition Group, Inc. and Chief Executive Officer	DMC	10-K	10.84	July 15, 2011

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.58**	Sale Participation Agreement dated June 17, 2011 between Blue Holdings I, L.P. and David West	DMC	10-K	10.85	July 15, 2011

10.59**	Executive Severance Plan, as amended July 23, 2009	DMFC	10-Q	10.2	September 9, 2009

10.60**	Amendment Number One to the Del Monte Corporation Executive Severance Plan, dated November 24, 2010	DMFC	10-Q	10.7	March 4, 2011

10.61**	Executive Perquisite Plan, as amended and restated effective July 1, 2008	DMFC	10-K	10.74	June 25, 2008

10.62**	Resolutions of the Board of Directors of Del Monte Foods Company Approved on November 24, 2010 relating to Code Section 280G	DMFC	10-Q	10.6	March 4, 2011

*10.63**	Employment Agreement, dated September 1, 2004, among Del Monte Corporation and Richard L. French

*10.64**	First Amendment to Employment Agreement, dated December 1, 2008, among Del Monte Corporation and Richard L. French

*10.65**	Employment Agreement, dated October 24, 2011, among Del Monte Corporation and M. Carl Johnson III

*21	Subsidiaries of Del Monte Corporation

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
^	Furnished herewith
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.