Form 10-Q
period 2012-07-29
DEL MONTE CORP
filed 2012-09-11
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on September 7, 2012 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	July 29, 2012	April 29, 2012
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$272.4	$402.8
Trade accounts receivable, net of allowance	205.1	195.3
Inventories	860.7	748.7
Prepaid expenses and other current assets	158.0	125.1

Total current assets	1,496.2	1,471.9

Property, plant and equipment, net	736.3	729.2
Goodwill	2,119.7	2,119.7
Intangible assets, net	2,761.7	2,774.2
Other assets, net	138.1	148.1

Total assets	$7,252.0	$7,243.1

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$585.4	$501.9
Short-term borrowings	3.3	3.3
Current portion of long-term debt	6.5	91.1

Total current liabilities	595.2	596.3

Long-term debt, net of discount	3,876.7	3,883.0
Deferred tax liabilities	962.5	953.8
Other non-current liabilities	308.5	308.7

Total liabilities	5,742.9	5,741.8

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized: 1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,588.0	1,586.1
Accumulated other comprehensive income (loss)	(13.3)	(12.9)
Retained earnings (accumulated deficit)	(65.6)	(71.9)

Total stockholder’s equity	1,509.1	1,501.3

Total liabilities and stockholder’s equity	$7,252.0	$7,243.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended
	July 29, 2012	July 31, 2011
Net sales	$821.1	$776.2
Cost of products sold	600.6	554.4

Gross profit	220.5	221.8
Selling, general and administrative expense	174.7	172.5

Operating income	45.8	49.3
Interest expense	65.2	62.6
Other (income) expense	(25.8)	30.3

Income (loss) from continuing operations before income taxes	6.4	(43.6)
Provision (benefit) for income taxes	0.1	(16.0)

Net income (loss)	$6.3	$(27.6)

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended
	July 29,	July 31,
	2012	2011
Net income (loss)	$6.3	$(27.6)

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.4)	(0.1)
Pension and other postretirement benefits adjustments:
Prior service credit arising during the period, net of tax	—	(4.4)

Total other comprehensive income (loss)	(0.4)	(4.5)

Comprehensive income (loss)	$5.9	$(32.1)

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Three Months Ended
	July 29,	July 31,
	2012	2011
Operating activities:
Net income (loss)	$6.3	$(27.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41.1	36.6
Deferred taxes	7.5	(16.8)
Write off of debt issuance cost	2.9	—
Loss on asset disposals	0.2	1.2
Stock compensation expense	2.5	1.2
Unrealized (gain) loss on derivative financial instruments	(29.1)	29.5
Changes in operating assets and liabilities	(32.2)	42.0

Net cash provided by (used in) operating activities	(0.8)	66.1

Investing activities:
Capital expenditures	(25.4)	(22.7)
Payment for asset acquisition	(12.0)	—

Net cash used in investing activities	(37.4)	(22.7)

Financing activities:
Payments on short-term borrowings	—	(4.6)
Principal payments on long-term debt	(91.1)	—
Capital contribution, net	—	1.0

Net cash used in financing activities	(91.1)	(3.6)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	1.4
Net change in cash and cash equivalents	(130.4)	41.2
Cash and cash equivalents at beginning of period	402.8	205.2

Cash and cash equivalents at end of period	$272.4	$246.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 29, 2012

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 29, 2012 and July 31, 2011 each reflect periods that contain 13 weeks.

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

For reporting purposes the Company has two segments: Pet Products and Consumer Products. The Pet Products segment includes the Pet Products operating segment, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products segment includes the Consumer Products operating segment, which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 29, 2012 and for the three months ended July 29, 2012 and July 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K (“2012 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 29, 2012 are not necessarily indicative of the results expected for the fiscal year ending April 28, 2013.

Note 2. Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Additionally, this new accounting guidance requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The Company adopted the applicable provisions of this update in the first quarter of fiscal 2013; however, all provisions included in the update were not adopted due to the issuance of an Accounting Standards Update in December 2011, which deferred the requirement related to the reclassification adjustments from other comprehensive income to net income. This Accounting Standards Update indefinitely deferred the provision that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement of net income. The adoption of this standard resulted in expanded disclosures to the Company’s condensed consolidated financial statements but did not impact the financial results.

In September 2011, the FASB issued an Accounting Standards Update that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance became effective for the Company beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard did not impact the financial results.

In July 2012, the FASB issued an Accounting Standard Update that permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current accounting standards. The guidance is effective for the Company beginning in the first quarter of fiscal 2014, with early adoption permitted. The adoption of this standard will not impact the Company’s financial results.

Note 3. Supplemental Financial Statement Information

	July 29,	April 29,
	2012	2012
Trade accounts receivable:
Trade	$205.1	$195.3
Allowance for doubtful accounts	—	—

Total trade accounts receivable	$205.1	$195.3

Inventories:
Finished products	$658.5	$590.9
Raw materials and in-process materials	48.3	48.2
Packaging materials and other	145.8	105.3
LIFO reserve	8.1	4.3

Total inventories	$860.7	$748.7

Property, plant and equipment, net:
Land and land improvements	$46.3	$44.9
Buildings and leasehold improvements	263.4	252.3
Machinery and equipment	430.8	417.9
Computers and software	52.3	49.4
Construction in progress	49.0	47.9

	841.8	812.4
Accumulated depreciation	(105.5)	(83.2)

Total property, plant and equipment	$736.3	$729.2

Accounts payable and accrued expenses:
Accounts payable - trade	$281.4	$236.8
Marketing and advertising	63.3	48.3
Accrued benefits, payroll and related costs	62.0	65.7
Accrued interest	56.7	32.2
Current portion of pension liability	21.2	21.5
Other current liabilities	100.8	97.4

Total accounts payable and accrued expenses	$585.4	$501.9

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(0.6)	$(0.2)
Pension and other postretirement benefits adjustments	(12.7)	(12.7)

Total accumulated other comprehensive income (loss)	$(13.3)	$(12.9)

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	July 29,	April 29,
	2012	2012
Goodwill:
Pet Products segment	$1,976.1	$1,976.1
Consumer Products segment	143.6	143.6

Total goodwill	$2,119.7	$2,119.7

Non-amortizable intangible assets:
Trademarks	$1,871.4	$1,871.4

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	876.7

	959.0	959.0
Accumulated amortization	(68.7)	(56.2)

Amortizable intangible assets, net	890.3	902.8

Total intangible assets, net	$2,761.7	$2,774.2

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended
	July 29,	July 31,
	2012	2011
Amortization expense	$12.5	$12.2

As of July 29, 2012, expected amortization of intangible assets for the remainder of fiscal 2013, for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2013 (remainder)	37.3
2014	49.7
2015	49.7
2016	49.5
2017	49.0
2018 and thereafter	655.1

Note 5. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation and other input prices and foreign currency exchange rates. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure to any one party. As of July 29, 2012, all of the Company’s derivative contracts were economic hedges.

The Company utilizes hedging instruments whose change in fair value acts as an economic hedge but does not currently meet the requirements to receive hedge accounting treatment. In the past the Company has utilized, and in the future expects to utilize, hedge accounting treatment for certain of its transactions.

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

Swaps are recorded as an asset or liability in the Company’s consolidated balance sheet at fair value. Any gains and losses on economic hedges are recorded as an adjustment to other (income) expense.

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. As of July 29, 2012, the following swaps were outstanding:

Contract date	Notional amount (in millions)	Fixed LIBOR rate	Effective date	Maturity date
April 12, 2011	$900.0	3.029%	September 4, 2012	September 1, 2015
August 13, 2010	$300.0	1.368%	February 1, 2011	February 3, 2014

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounted for these commodities derivatives as economic hedges. Changes in the value of economic hedges are recorded directly in earnings.

The table below presents the notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	July 29, 2012	April 29, 2012
Commodity contracts	$219.8	$166.3

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as economic hedges. Changes in the value of the economic hedges are recorded directly in earnings.

The table below presents foreign currency derivative contracts as of the dates indicated (in millions). All of the foreign currency derivative contracts held on July 29, 2012 are scheduled to mature prior to the end of fiscal 2014.

	July 29, 2012	April 29, 2012
Contract amount (Mexican pesos)	$52.8	$41.6

Fair Value of Derivative Instruments

The fair value of derivative instruments (all of which are not designated as hedging instruments) recorded in the Condensed Consolidated Balance Sheet as of July 29, 2012 was as follows (in millions):

	Asset derivatives		Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—	Other non-current liabilities	$50.5
Interest rate contracts	Prepaid expenses and other current assets	—	Accounts payable and accrued expenses	22.4
Commodity and other contracts	Prepaid expenses and other current assets	34.2	Accounts payable and accrued expenses	3.4
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.4	Accounts payable and accrued expenses	—

Total		$34.6		$76.3

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

The effect of the Company’s economic hedges on other (income) expense in the Condensed Consolidated Statements of Income (Loss) for the periods indicated below was as follows (in millions):

	Three Months Ended
	July 29, 2012	July 31, 2011
Interest rate contracts	$7.4	$29.1
Commodity and other contracts	(34.7)	0.6
Foreign currency exchange contracts	0.9	(0.1)

Included in other (income) expense	$(26.4)	$29.6

Note 6. Fair Value Measurements

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

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
	July 29,	April 29,	July 29,	April 29,	July 29,	April 29,
Description	2012	2012	2012	2012	2012	2012
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	23.8	9.5	10.4	—	—	—
Foreign currency exchange contracts	—	—	0.4	1.0	—	—

Total	$23.8	$9.5	$10.8	$1.0	$—	$—

Liabilities
Interest rate contracts	$—	$—	$72.9	$66.1	$—	$—
Commodity and other contracts	1.3	1.0	2.1	7.0	—	—
Foreign currency exchange contracts	—	—	—	—	—	—

Total	$1.3	$1.0	$75.0	$73.1	$—	$—

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

As of July 29, 2012, the book value of the Company’s floating rate debt instruments approximates fair value. The Company uses Level 2 inputs to estimate the fair value of such debt. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

	July 29,	April 29,
Senior Notes	2012	2012
Book value	$1,300.0	$1,300.0
Fair value	$1,287.0	$1,306.5

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are only available to accredited investors through certain brokerage firms, the Company has classified this debt as Level 2 of the fair value hierarchy.

Note 7. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. See Note 9 of the 2012 Annual Report for additional information about these plans. The components of net periodic benefit cost of such plans for the periods indicated below are as follows (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 29,	July 31,	July 29,	July 31,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$3.4	$3.4	$0.4	$0.4
Interest cost on projected benefit obligation	5.1	5.8	1.9	2.1
Expected return on plan assets	(8.1)	(8.2)	—	—

Net periodic benefit cost	$0.4	$1.0	$2.3	$2.5

Note 8. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2012 Annual Report.

On September 6, 2012, a putative class action complaint was filed against the Company in U.S. District Court for the Northern District of California alleging product liability claims relating to Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”). Specifically, the complaint alleges that plaintiff’s dog became ill as a result of consumption of Chicken Jerky Treats. The complaint also alleges that the Company breached its warranties and California’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On July 19, 2012, a putative class action complaint was filed against the Company in U.S. District Court for the Western District of Pennsylvania alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaint alleges that plaintiff’s dog became ill and had to be euthanized as a result of consumption of Chicken Jerky Treats. The complaint also alleges that the Company breached its warranties and Pennsylvania’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On August 3, 2012, plaintiffs’ counsel filed a motion to consolidate the previously filed two similar class actions against Nestle Purina Petcare Company, owner of the Waggin’ Train brand of chicken jerky treats, in U.S. District Court for the Northern District of Illinois under the federal rules for multi-district litigation (“MDL”). Plaintiffs’ motion also seeks to include the case against the Company in the proposed MDL consolidation as a “related case.” The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On June 22, 2012, a putative class action complaint was filed against the Company in Los Angeles Superior Court alleging false advertising under California’s consumer protection laws, negligence, breach of warranty and strict liability. Specifically, the complaint alleges that the Company engaged in false advertising by representing that Chicken Jerky Treats are healthy, wholesome, and safe for consumption by dogs, and alleges that plaintiff’s pet became ill after consuming Chicken Jerky Treats. The allegations apply to all other putative class members similarly situated. The complaint seeks certification as a class action and unspecified damages, disgorgement of profits, punitive damages, attorneys’ fees and injunctive relief. The Company denies these allegations and intends to vigorously defend itself. On September 6, 2012, the Company filed a Notice of Removal to remove the case to the U.S. District Court for the Central District of California. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On April 5, 2012, a complaint was filed against the Company in U.S. District Court for the Northern District of California alleging false and misleading advertising under California’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. On June 15, 2012, the Company filed a motion to dismiss plaintiff’s complaint. Plaintiff filed an amended complaint on July 6, 2012, negating the Company’s motion to dismiss. In its amended complaint, plaintiff alleges the Company made a variety of false and misleading advertising claims including, but not limited to, its lycopene and antioxidant claims for tomato products; implying that its refrigerated products are fresh and all natural; implying that Fresh Cut vegetables are fresh; and making misleading claims regarding sugar, nutrient content, preservatives and serving size. The Company denies these allegations and intends to vigorously defend itself. The Company filed a new motion to dismiss plaintiff’s complaint on July 31, 2012. A hearing on this motion is scheduled for September 25, 2012. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 28, 2011, a complaint was filed against the Company by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6, et seq. (commonly known as “Proposition 65”). Specifically, the plaintiff alleges that the Company violated Proposition 65 by distributing certain pear, peach and fruit cocktail products without providing warnings required by Proposition 65. The plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. The court has set a trial date for April 8, 2013. The Company cannot at this time estimate a range of exposure, if any, of the potential liability.

Note 9. Segment Information

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

The following table presents financial information about the Company’s reportable segments (in millions):

	Three Months Ended
	July 29,	July 31,
	2012	2011
Net sales:
Pet Products	$458.3	$422.0
Consumer Products	362.8	354.2

Total	$821.1	$776.2

Operating income:
Pet Products	$51.5	$56.2
Consumer Products	13.8	14.4
Corporate (1)	(19.5)	(21.3)

Total	45.8	49.3

Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	65.2	62.6
Other (income) expense	(25.8)	30.3

Income (loss) from continuing operations before income taxes	$6.4	$(43.6)

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 29, 2012, Corporate includes $6.0 million of restructuring related expenses.

Note 10. Related Party Transactions

See Note 14 of the 2012 Annual Report for a description of the Company’s related party transactions. As of July 29, 2012, there was a payable of $1.3 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of April 29, 2012, there was a payable of $0.2 million due to the managers related to the monitoring agreement and a payable of $0.1 million due to Capstone Consulting LLC for consulting services, which amounts were included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

Note 11. Exit or Disposal Activities

On May 14, 2012, the Company approved and announced plans to consolidate its peach production across California at its processing facility in Modesto, California and plans to close its Kingsburg, California processing facility. The consolidation is designed to lower the Company’s cost of production. As a result of the consolidation, approximately 70 full-time employees and approximately 1,100 seasonal employees are expected to be impacted. The Company expects to complete the plant consolidation by June 2013. For the three months ended July 29, 2012, a total of approximately $6.0 million, as further described below, was recognized in cost of products sold and was recorded as Corporate expenses, as it is the Company’s policy to record such restructuring expenses as Corporate expenses.

Del Monte expects to incur pre-tax charges and cash expenditures associated with exit or disposal activities related to (i) employee separation costs and (ii) other associated costs. Del Monte expects to incur approximately $8-11 million of total pre-tax cash charges associated with exit or disposal activities described above, consisting of (a) approximately $4 million of one-time employee termination costs and (b) approximately $4 -7 million of other associated costs. During the three months ended July 29, 2012, Del Monte incurred approximately $1.2 million of total pre-tax cash charges associated with exit or disposal activities, consisting mostly of one-time employee termination costs.

In addition, in connection with the plant consolidation, the Company expects to incur non-cash accelerated depreciation expense related to property, plant and equipment totaling approximately $10.0 million. During the three months ended July 29, 2012, Del Monte incurred non-cash accelerated depreciation expense related to property, plant and equipment totaling approximately $4.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended April 29, 2012 (the “2012 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in “Part I, Item 1A. Risk Factors” in our 2012 Annual Report and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Three Months Ended
	July 29, 2012	July 31, 2011	Change	% Change	Volume (a)	Rate (b)
Net sales	$821.1	$776.2	$44.9	5.8%	5.1%	0.7%
Cost of products sold	600.6	554.4	46.2	8.3%	5.5%	2.8%

Gross profit	220.5	221.8	(1.3)	(0.6%)
Selling, general and administrative expense (“SG&A”)	174.7	172.5	2.2	1.3%

Operating income	$45.8	$49.3	$(3.5)	(7.1%)

Gross margin	26.9%	28.6%

SG&A as a % of net sales	21.3%	22.2%

Operating income margin	5.6%	6.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

	Three Months Ended		Trailing Twelve Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012
Adjusted EBITDA (c)	$113.6	$101.2	$603.1
Ratio of net debt to Adjusted EBITDA (d)	n/a	n/a	6.0	x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

Executive Overview

In the first quarter of fiscal 2013, we had net sales of $821.1 million, operating income of $45.8 million and net income of $6.3 million, compared to net sales of $776.2 million, operating income of $49.3 million and a net loss of $27.6 million in the first quarter of fiscal 2012. Adjusted EBITDA was $113.6 million for the three months ended July 29, 2012 and $101.2 million for the three months ended July 31, 2011. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales in our Pet Products segment increased by 8.6% and net sales in our Consumer Products segment increased by 2.4%, resulting in an overall increase in net sales of 5.8% for the quarter. This increase was driven by new product sales primarily in the Pet Products segment, as well as increased sales of existing products in both our Pet Products and Consumer Products segments. Net pricing (pricing net of trade spending) also contributed to the increase in net sales.

Operating income for the quarter decreased 7.1% as compared to the year-ago quarter. The decrease in operating income was driven primarily by increased operating costs, including costs associated with the closure of our Kingsburg, California facility and increased marketing spending partially offset by the absence of the prior year make-whole payment to our Chief Executive Officer.

Other income of $25.8 million for the three months ended July 29, 2012 was comprised primarily of gains on commodity hedging contracts (all of which are economic hedges), partially offset by losses on interest rate swaps. The gains on commodity hedging contracts recorded in the quarter partially offset both ingredient cost increases seen in cost of products sold and ingredient cost increases that we expect to see in future quarters.

Adjusted EBITDA increased 12.3% as compared to the year-ago quarter. As noted above, gains and losses on economic hedging positions are recorded as other (income) expense. The cash impact of these activities is reflected in Adjusted EBITDA. The positive impact of the increased sales, partially offset by increased costs, also contributed to the increase in Adjusted EBITDA.

During the remainder of fiscal 2013, we expect severe drought conditions in the U.S. to impact our commodity costs, primarily in our Pet Products segment. We have announced price increases effective November 2012, which are expected to partially offset the impact of these higher costs in fiscal 2013. Additionally, these severe drought conditions are expected to tighten supplies of pea and corn crops in our Consumer Products segment. We have seen similar conditions in the past and plan to respond with a number of actions, including reducing promotional activity and implementing further cost savings initiatives.

As of July 29, 2012, our total debt was $3,892.0 million. On June 28, 2012, in accordance with the terms of our Senior Secured Term Loan Credit Agreement, we made a payment of $91.1 million representing the excess annual cash flow payment due for fiscal 2012. As a result of this excess cash flow payment, no quarterly payments will be due in fiscal 2013.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 29, 2012, compared to the results for the three months ended July 31, 2011 (in millions, except percentages).

Net sales

	Three Months Ended
	July 29, 2012	July 31, 2011	Change	% Change	Volume (a)	Rate (b)
Net sales:
Pet Products	$458.3	$422.0	$36.3	8.6%	8.3%	0.3%
Consumer Products	362.8	354.2	8.6	2.4%	1.3%	1.1%

Total	$821.1	$776.2	$44.9	5.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased 5.8% for the three months ended July 29, 2012 compared to the three months ended July 31, 2011. The increase was driven by sales of new products, primarily in our Pet Products segment and increased sales of existing products in both our Pet Products and Consumer Products segments. Net pricing also contributed to the increase in net sales.

Net sales in our Pet Products segment were $458.3 million for the three months ended July 29, 2012, an increase of $36.3 million, or 8.6%, compared to $422.0 million for the three months ended July 31, 2011. This increase was primarily driven by new product volume as well as increased sales of existing products, primarily pet snacks. Net pricing also contributed to the increase in net sales.

Net sales in our Consumer Products segment were $362.8 million for the three months ended July 29, 2012, an increase of $8.6 million, or 2.4%, compared to $354.2 million for the three months ended July 31, 2011. This increase was primarily driven by net pricing and increased non-retail sales.

Cost of products sold

Cost of products sold for the three months ended July 29, 2012 was $600.6 million, an increase of $46.2 million, or 8.3%, compared to $554.4 million for the three months ended July 31, 2011. This increase was primarily due to the higher volume of sales, as well as approximately $6.0 million in costs associated with the closure of our Kingsburg, California facility, increased ingredient costs in our Pet Products segment and increased packaging costs in both our Pet Products and Consumer Products segments. Since we do not currently apply hedge accounting, the impact of economic hedge positions we take is not reflected in cost of products sold, but in Corporate other (income) expense. See other (income) expense below.

Gross margin

Our gross margin percentage for the three months ended July 29, 2012 decreased 1.7 points to 26.9% compared to 28.6% for the three months ended July 31, 2011. Gross margin was impacted by a 2.0 margin point decrease related to the higher costs noted above and a 0.1 margin point decrease due to product mix, partially offset by a 0.4 margin point increase due to net pricing. While the impact of hedging is not currently reflected in our gross margin, in the future, we expect to utilize hedge accounting treatment for certain of our hedging transactions which will primarily impact fiscal 2014 and beyond and will cause the impact of hedged costs to be reflected in our gross margin in those future periods.

Selling, general and administrative expense

SG&A expense for the three months ended July 29, 2012 was $174.7 million, an increase of $2.2 million, or 1.3%, compared to $172.5 million for the three months ended July 31, 2011. This increase was primarily driven by increased marketing expense, partially offset by the absence of the prior year make-whole payment to our Chief Executive Officer and disciplined cost management.

Operating income

	Three Months Ended
	July 29, 2012	July 31, 2011	Change	% Change
Operating income:
Pet Products	$51.5	$56.2	$(4.7)	(8.4%)
Consumer Products	13.8	14.4	(0.6)	(4.2%)
Corporate (1)	(19.5)	(21.3)	1.8	8.5%

Total	$45.8	$49.3	$(3.5)	(7.1%)

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 29, 2012, Corporate includes $6.0 million of restructuring related expenses.

Operating income for the three months ended July 29, 2012 was $45.8 million, a decrease of $3.5 million, or 7.1%, compared to $49.3 million for the three months ended July 31, 2011. This decrease reflects the higher cost of products sold and higher SG&A expense, both as noted previously.

Our Pet Products segment operating income decreased by $4.7 million, or 8.4%, to $51.5 million for the three months ended July 29, 2012 from $56.2 million for the three months ended July 31, 2011. Increased marketing expense, as well as higher ingredient costs contributed to the decline in operating income, partially offset by the increase in net sales.

Our Consumer Products segment operating income decreased by $0.6 million, or 4.2%, to $13.8 million for the three months ended July 29, 2012 from $14.4 million for the three months ended July 31, 2011. Higher marketing expense drove the decrease in operating income. Net pricing partially offset the decline in operating income.

Our Corporate expenses decreased by $1.8 million, or 8.5%, during the three months ended July 29, 2012 compared to the prior year period. This decrease was primarily due to the absence of the prior year make-whole payment to our Chief Executive Officer and the absence of Merger-related expenses, partially offset by approximately $6.0 million in costs associated with the closure of our Kingsburg, California facility.

Interest expense

Interest expense increased by $2.6 million, or 4.2%, to $65.2 million for the three months ended July 29, 2012 from $62.6 million for the three months ended July 31, 2011. This increase was primarily driven by the write-off of $2.9 million of deferred financing fees in connection with the excess annual cash flow payment.

Other (income) expense

Other income of $25.8 million for the three months ended July 29, 2012 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps. The gains on commodity hedging contracts recorded in the quarter partially offset both ingredient cost increases seen in cost of products sold above and ingredient cost increases that we expect to see in future quarters. Other expense of $30.3 million for the three months ended July 31, 2011 was comprised primarily of $29.1 million of losses on interest rate swaps.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for the three months ended July 29, 2012 was 1.6% compared to 36.7% for the three months ended July 31, 2011. The change in the effective tax rate for the three month period was primarily due to the income tax benefit recorded in the quarter from a change in state tax law.

Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). In this Quarterly Report on Form 10-Q, we also provide certain non-GAAP financial measures — Adjusted EBITDA and ratio of net debt to

Adjusted EBITDA. We present Adjusted EBITDA because we believe that this is an important supplemental measure relating to our financial condition since it is used in certain covenant calculations that may be required from time to time under the indenture that governs our 7.625% Senior Notes due 2019 (referred to therein as “EBITDA”) and the credit agreements relating to our term loan and revolver (referred to therein as “Consolidated EBITDA”). We present the ratio of net debt to Adjusted EBITDA because it is used internally to focus management on year-over-year changes in our leverage and we believe this information is also helpful to investors. We use Adjusted EBITDA in this leverage measure because we believe our investors are familiar with Adjusted EBITDA and that consistency in presentation of EBITDA-related measures is helpful to investors.

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

We caution investors that our presentation of Adjusted EBITDA and ratio of net debt to Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

	Three Months Ended		Trailing Twelve Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012
Reconciliation:
Operating income - Quarter ended July 31, 2011	$—	$49.3	$—
Operating income - Quarter ended October 30, 2011	—	—	107.1
Operating income - Quarter ended January 29, 2012	—	—	124.5
Operating income - Quarter ended April 29, 2012	—	—	89.3
Operating income - Quarter ended July 29, 2012	45.8	—	45.8
Operating income - Fiscal 2012	—	—	—
Other income (expense)	25.8	(30.3)	0.6
Adjustments to arrive at EBITDA:
Depreciation and amortization(1)	41.1	36.6	154.3
Amortization of debt issuance costs and debt discount(2)	(6.1)	(6.3)	(25.0)

EBITDA	106.6	49.3	496.6
Non-cash charges	0.2	1.2	3.4
Derivative transactions(3)	(7.6)	35.6	17.2
Non-cash stock based compensation	2.5	1.2	11.0
Non-recurring (gains) losses	2.4	2.9	22.8
Merger-related items	—	7.0	6.4
Business optimization charges	6.9	1.6	35.5
Other	2.6	2.4	10.2

Adjusted EBITDA	$113.6	$101.2	$603.1

Net Debt(4)			$3,619.6

Ratio of net debt to Adjusted EBITDA			6.0x

(1)	Includes $4.8 million of accelerated depreciation in both the three months ended July 29, 2012 and the trailing twelve months ended July 29, 2012 related to the closure of our Kingsburg, California facility. See “Note 11. Exit or Disposal Activities” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(3)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

As of July 29, 2012 and July 31, 2011, we had not made any contributions to our defined benefit pension plan for fiscal 2013 or fiscal 2012, respectively. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts during fiscal 2012 and for the twelve months ended May 1, 2011. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make contributions of approximately $15.0 million in fiscal 2013.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	July 29, 2012	April 29, 2012
Short-term borrowings:
Revolver	$—	$—
Other	3.3	3.3

Total short-term borrowings	$3.3	$3.3

Long-term debt:
Term Loan Facility	2,588.7	2,679.8
7.625% Notes	1,300.0	1,300.0

	3,888.7	3,979.8
Less unamortized discount	5.5	5.7
Less current portion	6.5	91.1

Total long-term debt	$3,876.7	$3,883.0

Description of Indebtedness

The summary of our indebtedness and restrictive and financial covenants set forth below is qualified by reference to our senior secured term loan credit agreement, our senior secured asset-based revolving credit facility, our senior notes indenture, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”).

Senior Secured Term Loan Credit Agreement

Our senior secured term loan credit agreement initially provided for a $2,700.0 million senior secured term loan B facility (with all related loan documents, and as amended from time to time, the “Term Loan Facility”) with a term of seven years.

Loans under the Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.50%) or (ii) a base rate (with a floor of 2.50%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. See “Note 5. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

The Term Loan Facility requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from September 30, 2011 to December 31, 2017. On June 28, 2012, we made a payment of $91.1 million representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012. No quarterly payments will be due in fiscal 2013 due to the excess cash flow payment being applied to such quarterly payments. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of July 29, 2012, the amount of outstanding loans under the Term Loan Facility was $2,588.7 million and the blended interest rate payable was 4.50%, or 4.60% after giving effect to our interest rate swaps.

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

Senior Secured Asset-Based Revolving Facility

Our senior secured asset-based revolving facility provides for senior secured financing of up to $750 million (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years. We maintain the ABL Facility for flexibility to fund our seasonal working capital needs, which are affected by, among other things, the growing cycle of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the ABL Facility may fluctuate significantly during the year.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of July 29, 2012, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $30.7 million and the net availability under the ABL Facility was $492.1 million.

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

All our obligations under the senior secured term loan credit agreement and senior secured asset-based revolving facility agreement are unconditionally guaranteed by Parent and by substantially all our existing and future, direct and indirect, wholly-owned material restricted domestic subsidiaries, subject to certain exceptions. The 7.625% Notes are required to be fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Term Loan Facility and ABL Facility. Currently, there are no guarantor subsidiaries under any of our debt agreements.

Maturities

As of July 29, 2012, scheduled maturities of long-term debt (representing debt under the Term Loan Facility and 7.625% Notes) are as follows (in millions)1:

2013 (remainder)	$—
2014	26.3
2015	26.3
2016	26.3
2017	26.3
Thereafter	3,783.5

[1]	Does not include any excess cash flow or other principal prepayments that may be required under the terms of the senior secured term loan credit agreement, as described above.

Restrictive and Financial Covenants

The Term Loan Facility, ABL Facility and indenture related to our 7.625% Notes contain restrictive covenants. See “Note 5. Short-Term Borrowings and Long-Term Debt” to our consolidated financial statements in our 2012 Annual Report for additional information regarding the covenants.

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of July 29, 2012. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations” in our 2012 Annual Report.

Cash Flow

During the three months ended July 29, 2012, our cash and cash equivalents decreased by $130.4 million and during the three months ended July 31, 2011, our cash and cash equivalents increased by $41.2 million.

	Three Months Ended
	July 29, 2012	July 31, 2011
	(in millions)
Net cash provided by (used in) operating activities	$(0.8)	$66.1
Net cash used in investing activities	(37.4)	(22.7)
Net cash used in financing activities	(91.1)	(3.6)

Operating Activities

Cash used in operating activities was $0.8 million for the three months ended July 29, 2012, compared to cash provided by operating activities of $66.1 million for the three months ended July 31, 2011. This change was primarily driven by the prior year $44.0 million income tax refund. Higher working capital, primarily trade receivables, contributed to the decline.

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

Investing Activities

Cash used in investing activities was $37.4 million for the three months ended July 29, 2012 and $22.7 million for the three months ended July 31, 2011. Capital spending was $25.4 million for the three months ended July 29, 2012 compared to $22.7 million for the three months ended July 31, 2011. In addition, we paid approximately $12.0 million for the purchase of a fruit processing plant and warehouse facility based in Yakima County, Washington out of the bankruptcy estate of Snokist Growers during the three months ended July 29, 2012. Capital spending for the remainder of fiscal 2013 is expected to be approximately $65 million to $75 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities

During the first three months of fiscal 2013, we made $91.1 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012.

During the first three months of fiscal 2012, we made net repayments of $4.6 million on our short-term borrowings and received capital contributions from Parent of $1.0 million from the issuance of Parent common stock.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Additionally, this new accounting guidance requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. We adopted the applicable provisions of this update in the first quarter of fiscal 2013; however, all provisions included in the update were not adopted due to the issuance of an Accounting Standards Update in December 2011, which deferred the requirement related to the reclassification adjustments from other comprehensive income to net income. This Accounting Standards Update indefinitely deferred the provision that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in the statement of net income. The adoption of this standard resulted in expanded disclosures to our condensed consolidated financial statements but did not impact our financial results.

In September 2011, the FASB issued an Accounting Standards Update that permits companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired before performing the two-step goodwill impairment test required under current accounting standards. The guidance became effective for us beginning in the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard did not impact our financial results.

In July 2012, the FASB issued an Accounting Standard Update that permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current accounting standards. The guidance is effective for us beginning in the first quarter of fiscal 2014, with early adoption permitted. The adoption of this standard will not impact our financial results.

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 2. Significant Accounting Policies” to our consolidated financial statements in our 2012 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended July 29, 2012 resulted in a net increase to the trade promotion liability and decrease in net sales from continuing operations of $0.5 million which related to prior year activity, of which $0.1 million related to our Pet Products segment and $0.4 million related to our Consumer Products segment. This adjustment represented less than 1% of our trade promotion expense for the three months ended July 29, 2012. Our evaluations during the three months ended July 31, 2011 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

We did not recognize any impairment charges for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three months ended July 29, 2012 and July 31, 2011. As of July 29, 2012, we had $2,119.7 million of goodwill and $1,871.4 million of Non-Amortizing Brands. The Pet Products segment has 93% of the goodwill and 68% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 30% of Non-Amortizing Brands. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 41% of Non-Amortizing Brands. However, because the new basis of accounting established at March 8, 2011 set the book values of goodwill and Non-Amortizing brands equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance (including sales growth, pricing and input costs) and discount rates, could result in impairment losses. In our fiscal 2012 impairment test, our Pet Products reporting unit had excess fair value over the book value of net assets of approximately 6% and our Consumer Products reporting unit had excess fair value over the book value of net assets of approximately 16%. Additionally, three of our Non-Amortizing Brands (one in the Consumer Products segment and two in the Pet Products segment with a combined book value of $993.2 million) each had excess fair value over the book value of 2% or less. Our forecasts utilized in our fiscal 2012 impairment test assume, among other things, that we will achieve sales growth by successfully executing broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. This assumption is particularly important for brands that have not historically experienced sufficient levels of advertising and other consumer communications because the impact of such activities on sales growth and pricing power is difficult to predict. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

During the three months ended July 29, 2012, we recognized expense for our qualified DB plan of $0.4 million and other benefits expense of $2.3 million. Our remaining fiscal 2013 pension expense for our qualified DB plan is currently estimated to be approximately $1.1 million and other benefits expense is currently estimated to be approximately $6.8 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Our Stock Option Assumptions. We measure stock option expense for service-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends.

Valuation of Performance-based Options. The fair value of performance based options is determined based on an option pricing model.

Valuation of Restricted Common Stock. The fair value of restricted common stock is calculated by multiplying the price of Parent’s common stock on the date of grant by the number of shares granted.

No grants of service-based options, performance-based options or restricted common stock were made during the three months ended July 29, 2012.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 29, 2012 and July 31, 2011, we experienced no significant adjustments to our estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other price and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of July 29, 2012, all of our derivative contracts were economic hedges.

We utilize hedging instruments whose change in fair value acts as an economic hedge but does not currently meet the requirements to receive hedge accounting treatment. In the past we have utilized, and in the future expect to utilize, hedge accounting treatment for certain of our transactions.

During the first quarter of fiscal 2013, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $22.4 million and non-current liabilities of $50.5 million at July 29, 2012. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $15.5 million and non-current liabilities of $50.6 million at April 29, 2012.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average (which were zero), a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $6.0 million for the three months ended July 29, 2012.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. We accounted for these commodities derivatives as economic hedges. Changes in the value of economic hedges are recorded directly in earnings.

On July 29, 2012, the fair values of our commodities hedges were recorded as current assets of $34.2 million and current liabilities of $3.4 million. On April 29, 2012, the fair values of our commodities hedges were recorded as current assets of $9.5 million and current liabilities of $8.0 million.

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

	July 29, 2012	April 29, 2012
Effect of a hypothetical 10% change in market price
Commodity contracts	$21.5	$15.9

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We accounted for these contracts as economic hedges. Changes in the value of the economic hedges are recorded directly in earnings.

As of July 29, 2012, the fair values of our foreign currency hedges were recorded as current assets of $0.4 million. As of April 29, 2012, the fair values of our foreign currency hedges were recorded as current assets of $1.0 million.

The table below (in millions) presents our foreign currency derivative contracts as of July 29, 2012 and April 29, 2012. All of the foreign currency derivative contracts held on July 29, 2012 are scheduled to mature prior to the end of fiscal 2014.

	July 29, 2012	April 29, 2012
Contract amount (Mexican pesos)	$52.8	$41.6

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	July 29, 2012	April 29, 2012
Fair value of foreign currency contracts, net asset	$0.4	$1.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(3.8)	$(3.8)

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our President and Chief Executive Officer (our “CEO”) and our Executive Vice President, Chief Financial Officer and Treasurer (our “CFO”). Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting.

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

For a description of material developments in our pending legal proceedings, see “Note 8. Legal Proceedings” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Forward-looking statements are based on our plans, estimates, expectations and assumptions as of the date of this Quarterly Report on Form 10-Q, and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Accordingly, you should not place undue reliance on them. A detailed discussion of the known risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our 2012 Annual Report. Such risks and uncertainties include matters relating to:

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	competition, including pricing and promotional spending levels by competitors;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•

our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings and shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

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

•	impairments in the book value of goodwill or other intangible assets;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect crop yields or other inputs or otherwise disrupt operations;

•	any disruption to our manufacturing or supply chain, particularly any disruption in or shortage of seasonal pack;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	risks associated with foreign operations;

•	pension costs and funding requirements;

•	currency and interest rate fluctuations;

•	protecting our intellectual property rights or intellectual property infringement or violation claims;

•	failure of our information technology systems; and

•	the control of substantially all of our common stock by a group of private investors and conflicts of interest potentially posed by such ownership.

All forward-looking statements in this Quarterly Report on Form 10-Q are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) NONE.

(b) NONE.

(c) NONE.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2012 Annual Report for a description of the restrictions on our ability to pay dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	MINE SAFETY DISCLOSURES

NONE.

ITEM 5.	OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith
^	furnished herewith

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

Dated: September 11, 2012