Form 10-Q
period 2012-10-28
DEL MONTE CORP
filed 2012-12-10
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on December 7, 2012 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	October 28,	April 29,
	2012	2012
	(unaudited)	(derived from audited financial statements)
ASSETS

Cash and cash equivalents	$156.3	$402.8
Trade accounts receivable, net of allowance	269.3	195.3
Inventories	1,076.5	748.7
Prepaid expenses and other current assets	133.5	125.1

Total current assets	1,635.6	1,471.9

Property, plant and equipment, net	732.0	729.2
Goodwill	2,119.7	2,119.7
Intangible assets, net	2,749.2	2,774.2
Other assets, net	131.2	148.1

Total assets	$7,367.7	$7,243.1

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$681.0	$501.9
Short-term borrowings	4.6	3.3
Current portion of long-term debt	13.2	91.1

Total current liabilities	698.8	596.3

Long-term debt, net of discount	3,870.3	3,883.0
Deferred tax liabilities	967.1	953.8
Other non-current liabilities	290.9	308.7

Total liabilities	5,827.1	5,741.8

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized: 1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,590.3	1,586.1
Accumulated other comprehensive income (loss)	(13.7)	(12.9)
Retained earnings (accumulated deficit)	(36.0)	(71.9)

Total stockholder’s equity	1,540.6	1,501.3

Total liabilities and stockholder’s equity	$7,367.7	$7,243.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Net sales	$1,009.7	$994.3	$1,830.8	$1,770.5
Cost of products sold	725.2	712.3	1,325.8	1,266.7

Gross profit	284.5	282.0	505.0	503.8
Selling, general and administrative expense	179.3	174.9	354.0	347.4

Operating income	105.2	107.1	151.0	156.4
Interest expense	61.3	63.1	126.5	125.7
Other (income) expense	(4.9)	18.1	(30.7)	48.4

Income (loss) from continuing operations before income taxes	48.8	25.9	55.2	(17.7)
Provision (benefit) for income taxes	19.2	8.7	19.3	(7.3)

Net income (loss)	$29.6	$17.2	$35.9	$(10.4)

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Net income (loss)	$29.6	$17.2	$35.9	$(10.4)

Other comprehensive income (loss):
Foreign currency translation adjustments	0.4	(0.7)	—	(0.8)
Pension and other postretirement benefits adjustments:
Prior service (cost) credit arising during the period, net of tax	—	0.1	—	(4.3)
Loss on cash flow hedging instruments, net of tax	(0.8)	—	(0.8)	—

Total other comprehensive income (loss)	(0.4)	(0.6)	(0.8)	(5.1)

Comprehensive income (loss)	$29.2	$16.6	$35.1	$(15.5)

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Six Months Ended
	October 28,	October 30,
	2012	2011
Operating activities:
Net income (loss)	$35.9	$(10.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	80.3	74.1
Deferred taxes	13.8	(10.8)
Write off of debt issuance cost	2.9	—
Loss on asset disposals	1.6	1.7
Stock compensation expense	4.8	2.6
Unrealized (gain) loss on derivative financial instruments	(38.0)	44.5
Changes in operating assets and liabilities	(202.8)	(146.9)

Net cash used in operating activities	(101.5)	(45.2)

Investing activities:
Capital expenditures	(42.2)	(33.2)
Merger, net of cash acquired	—	(3.0)
Payment for asset acquisition	(12.0)	—

Net cash used in investing activities	(54.2)	(36.2)

Financing activities:
Proceeds from short-term borrowings	4.6	4.4
Payments on short-term borrowings	(3.3)	(8.2)
Principal payments on long-term debt	(91.1)	(6.8)
Capital contribution, net	—	1.0

Net cash used in financing activities	(89.8)	(9.6)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	3.3
Net change in cash and cash equivalents	(246.5)	(87.7)
Cash and cash equivalents at beginning of period	402.8	205.2

Cash and cash equivalents at end of period	$156.3	$117.5

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 28, 2012

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 28, 2012 and October 30, 2011 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 28, 2012 and October 30, 2011 each reflect periods that contain 26 weeks.

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

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 28, 2012 and for the three and six months ended October 28, 2012 and October 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K (“2012 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 28, 2012 are not necessarily indicative of the results expected for the fiscal year ending April 28, 2013.

Note 2. Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update that permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current accounting standards. The guidance is effective for the Company beginning in the first quarter of fiscal 2014, with early adoption permitted. The adoption of this standard will not impact the Company’s financial results.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

Note 3. Supplemental Financial Statement Information

	October 28,	April 29,
	2012	2012
Trade accounts receivable:
Trade	$269.3	$195.3
Allowance for doubtful accounts	—	—

Total trade accounts receivable	$269.3	$195.3

Inventories:
Finished products	$970.0	$590.9
Raw materials and in-process materials	46.5	48.2
Packaging materials and other	52.3	105.3
LIFO reserve	7.7	4.3

Total inventories	$1,076.5	$748.7

Property, plant and equipment, net:
Land and land improvements	$46.3	$44.9
Buildings and leasehold improvements	270.7	252.3
Machinery and equipment	449.4	417.9
Computers and software	56.9	49.4
Construction in progress	34.9	47.9

	858.2	812.4
Accumulated depreciation	(126.2)	(83.2)

Total property, plant and equipment	$732.0	$729.2

Accounts payable and accrued expenses:
Accounts payable - trade	$309.3	$236.8
Marketing and advertising	81.2	48.3
Accrued benefits, payroll and related costs	66.0	65.7
Accrued interest	34.0	32.2
Other current liabilities	190.5	118.9

Total accounts payable and accrued expenses	$681.0	$501.9

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(0.2)	$(0.2)
Pension and other postretirement benefits adjustments	(12.7)	(12.7)
Loss on cash flow hedging instruments	(0.8)	—

Total accumulated other comprehensive income (loss)	$(13.7)	$(12.9)

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	October 28,	April 29,
	2012	2012
Goodwill:
Pet Products segment	$1,976.1	$1,976.1
Consumer Products segment	143.6	143.6

Total goodwill	$2,119.7	$2,119.7

Non-amortizable intangible assets:
Trademarks	$1,871.4	$1,871.4

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	876.7

	959.0	959.0
Accumulated amortization	(81.2)	(56.2)

Amortizable intangible assets, net	877.8	902.8

Total intangible assets, net	$2,749.2	$2,774.2

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Amortization expense	$12.5	$12.3	$25.0	$24.5

As of October 28, 2012, expected amortization of intangible assets for the remainder of fiscal 2013, for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2013 (remainder)	$24.9
2014	49.7
2015	49.7
2016	49.5
2017	49.0
2018 and thereafter	655.0

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

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of October 28, 2012, the Company had both cash flow and economic hedges.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

As of October 28, 2012, the following swaps were outstanding, all of which are economic hedges:

Contract date	Notional amount (in millions)	Fixed LIBOR rate	Effective date	Maturity date
April 12, 2011	$900.0	3.029%	September 4, 2012	September 1, 2015
August 13, 2010	$300.0	1.368%	February 1, 2011	February 3, 2014

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings.

The table below presents the notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	October 28,	April 29,
	2012	2012
Commodity contracts	$220.3	$166.3

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of the economic hedges are recorded directly in earnings.

The table below presents the foreign currency derivative contracts as of the dates indicated (in millions). All of the foreign currency derivative contracts held on October 28, 2012 are scheduled to mature prior to the end of fiscal 2014.

	October 28,	April 29,
	2012	2012
Contract amount (Mexican pesos)	$56.5	$41.6
Contract amount ($CAD)	14.8	—

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of October 28, 2012 was as follows (in millions):

	Asset derivatives			Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$44.7
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	27.8
Commodity and other contracts	Prepaid expenses and other current assets	28.8		Accounts payable and accrued expenses	2.1	[1]
Foreign currency exchange contracts	Prepaid expenses and other current assets	1.5	[1]	Accounts payable and accrued expenses	—

Total		$30.3			$74.6

[1]	Includes $1.4 million and 0.2 million of commodity contracts and foreign currency exchange contracts, respectively, designated as cash flow hedges.

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

The effect of the Company’s economic hedges on other (income) expense in the Condensed Consolidated Statements of Income (Loss) for the periods indicated below was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Interest rate contracts	$1.9	$12.0	$9.2	$41.1
Commodity and other contracts	(5.8)	3.6	(40.5)	4.2
Foreign currency exchange contracts	(1.1)	0.2	(0.2)	0.1

Included in other (income) expense	$(5.0)	$15.8	$(31.5)	$45.4

The effect of the Company’s cash flow hedges for the periods indicated below in the Condensed Consolidated Statements of Income (Loss) was as follows (in millions):

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified in AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)

	Three Months	Six Months		Three Months	Six Months		Three Months	Six Months
	Ended	Ended		Ended	Ended		Ended	Ended
	October 28, 2012	October 28, 2012		October 28, 2012	October 28, 2012		October 28, 2012	October 28, 2012
Commodity contracts	$(1.4)	$(1.4)	Cost of products sold	$—	$—	Other income (expense)	$(0.1)	$(0.1)
Foreign currency exchange contracts	0.2	0.2	Cost of products sold	—	—	Other income (expense)	—	—

Total	$(1.2)	$(1.2)		$—	$—		$(0.1)	$(0.1)

At October 28, 2012, $1.2 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

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

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
	October 28,	April 29,	October 28,	April 29,	October 28,	April 29,
Description	2012	2012	2012	2012	2012	2012
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	23.6	9.5	5.2	—	—	—
Foreign currency exchange contracts	—	—	1.5	1.0	—	—

Total	$23.6	$9.5	$6.7	$1.0	$—	$—

Liabilities
Interest rate contracts	$—	$—	$72.5	$66.1	$—	$—
Commodity and other contracts	1.6	1.0	0.5	7.0	—	—
Foreign currency exchange contracts	—	—	—	—	—	—

Total	$1.6	$1.0	$73.0	$73.1	$—	$—

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

As of October 28, 2012, the book value of the Company’s floating rate debt instruments approximates fair value. The Company uses Level 2 inputs to estimate the fair value of such debt. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

	October 28,	April 29,
Senior Notes	2012	2012
Book value	$1,300.0	$1,300.0
Fair value	$1,329.3	$1,306.5

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are only available to accredited investors through certain brokerage firms, the Company has classified this debt as Level 2 of the fair value hierarchy.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

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

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended				Six Months Ended
	October 28,	October 30,	October 28,	October 30,	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$3.3	$3.4	$0.3	$0.4	$6.7	$6.8	$0.7	$0.8
Interest cost on projected benefit obligation	5.1	5.7	1.9	2.1	10.2	11.5	3.8	4.2
Expected return on plan assets	(8.1)	(8.1)	—	—	(16.2)	(16.3)	—	—

Net periodic benefit cost	$0.3	$1.0	$2.2	$2.5	$0.7	$2.0	$4.5	$5.0

As of October 28, 2012, the Company had made qualified pension plan contributions of $15.0 million in fiscal 2013 and currently does not plan to make any further contributions for the remainder of fiscal 2013.

Note 8. Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions was $9.1 million and $7.3 million, as of October 28, 2012 and April 29, 2012, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate from continuing operations was $6.6 million and $5.3 million as of October 28, 2012 and April 29, 2012, respectively.

Note 9. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2012 Annual Report.

Commercial Litigation Involving the Company

On June 22, 2012, a putative class action complaint was filed against the Company in Los Angeles Superior Court (Webster v. Del Monte) alleging false advertising under California’s consumer protection laws, negligence, breach of warranty and strict liability. Specifically, the complaint alleges that the Company engaged in false advertising by representing that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) are healthy, wholesome, and safe for consumption by dogs, and alleges that plaintiff’s pet became ill after consuming Chicken Jerky Treats. The allegations apply to all other putative class members similarly situated. The complaint seeks certification as a class action and unspecified damages, disgorgement of profits, punitive damages, attorneys’ fees and injunctive relief. The Company denies these allegations and intends to vigorously defend itself. On September 6, 2012, the Company filed a Notice of Removal to remove the case to the U.S. District Court for the Central District of California. The plaintiff subsequently filed a motion to amend its complaint to remove the federal class action claims and remand the case back to Los Angeles County Superior Court. The Company subsequently stipulated to plaintiff’s motion, and the case has been remanded to Los Angeles County Superior Court. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On July 19, 2012, a putative class action complaint was filed against the Company in U.S. District Court for the Western District of Pennsylvania (Mazur v. Del Monte) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaint alleges that plaintiff’s dog became ill and had to be euthanized as a result of consumption of Chicken Jerky Treats. The complaint also alleges that the Company breached its warranties and Pennsylvania’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On August 3, 2012, plaintiffs’ counsel filed a motion to consolidate the previously filed two similar class actions against Nestle Purina Petcare Company, owner of the Waggin’ Train brand of chicken jerky treats, in U.S. District Court for the Northern District of Illinois under the federal rules for multi-district litigation (“MDL”). Plaintiffs’ motion also sought to include the case against the Company in the proposed MDL consolidation as a “related case.” On September 28, 2012, the Court denied the MDL motion. The case will now proceed in the jurisdiction in which it was originally filed. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 6, 2012, October 12, 2012 and October 16, 2012, three separate putative class action complaints were filed against the Company in U.S. District Court for the Northern District of California (Langone v. Del Monte, Ruff v. Del Monte, and Funke v. Del Monte, respectively) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaints allege that plaintiffs’ dogs became ill as a result of consumption of Chicken Jerky Treats. The complaints also allege that the Company breached its warranties and California’s consumer protection laws. Each of the complaints seek certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

On April 5, 2012, a complaint was filed against the Company in U.S. District Court for the Northern District of California (Kosta v. Del Monte) alleging false and misleading advertising under California’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. On June 15, 2012, the Company filed a motion to dismiss plaintiff’s complaint. Plaintiff filed an amended complaint on July 6, 2012, negating the Company’s motion to dismiss. In its amended complaint, plaintiff alleges the Company made a variety of false and misleading advertising claims including, but not limited to, its lycopene and antioxidant claims for tomato products; implying that its refrigerated products are fresh and all natural; implying that Fresh Cut vegetables are fresh; and making misleading claims regarding sugar, nutrient content, preservatives and serving size. The Company denies these allegations and intends to vigorously defend itself. The Company filed a new motion to dismiss plaintiff’s complaint on July 31, 2012. A hearing on this motion was held on December 4, 2012. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 28, 2011, a complaint was filed against the Company by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6, et seq. (commonly known as “Proposition 65”). Specifically, the plaintiff alleges that the Company violated Proposition 65 by distributing certain pear, peach and fruit cocktail products without providing warnings required by Proposition 65. The plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. The Company intends to deny these allegations and vigorously defend itself. The court has set a trial date for April 8, 2013. The parties are in discovery. The Company cannot at this time estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against the Company and was filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleged that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs sought compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The Court signed an order dismissing those claims on December 28, 2010. The Company and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011, and 53 plaintiffs opted in to the lawsuit. On November 14, 2011, the Company and the plaintiffs agreed to a proposed settlement of the lawsuit in the amount of approximately $0.2 million. Plaintiffs submitted the proposed settlement to the Court on February 15, 2012 and received preliminary approval from the Court on March 13, 2012. The notices to class members were sent out on April 19, 2012. The deadline for filing a claim was June 18, 2012 and approximately 11% of the class filed claims. The Court signed the Order approving the settlement on October 4, 2012. As of October 28, 2012, the Company has accrued this $0.2 million in accounts payable and accrued expenses.

SEC Investigation

On February 18, 2011, the SEC directed the Company to preserve documents and records relating to recent potential or actual business combinations and preparation of DMFC’s proxy statement relating to the transactions contemplated under the merger agreement. On March 4, 2011 the SEC requested that the Company voluntarily produce certain documents and records, which the Company has done on an ongoing basis. On May 23, 2011, the Company received a subpoena from the SEC requesting the same documents. The SEC issued supplemental subpoenas on December 14, 2011 and February 28, 2012. The Company cooperated with the SEC in its investigation and produced documents in response to these subpoenas. The SEC issued another subpoena on September 19, 2012, and the Company responded on October 3, 2012. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

Note 10. Segment Information

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

For the three and six months ended October 28, 2012

(unaudited)

decisions about resources to be allocated and assessing financial performance. The chief operating decision-maker reviews assets of the Company on a consolidated basis only. Fixed assets are neither maintained nor available by operating segment. The accounting policies of the individual operating segments are the same as those of the Company.

The following table presents financial information about the Company’s reportable segments (in millions):

	Three Months Ended		Six Months Ended
	October 28,	October 30,	October 28,	October 30,
	2012	2011	2012	2011
Net sales:
Pet Products	$497.0	$469.6	$955.3	$891.6
Consumer Products	512.7	524.7	875.5	878.9

Total	$1,009.7	$994.3	$1,830.8	$1,770.5

Operating income:
Pet Products	$82.2	$79.5	$133.7	$135.7
Consumer Products	42.3	51.6	56.1	66.0
Corporate (1)	(19.3)	(24.0)	(38.8)	(45.3)

Total	105.2	107.1	151.0	156.4
Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	61.3	63.1	126.5	125.7
Other (income) expense	(4.9)	18.1	(30.7)	48.4

Income (loss) from continuing operations before income taxes	$48.8	$25.9	$55.2	$(17.7)

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three and six months ended October 28, 2012, Corporate includes $5.1 million and $11.1 million, respectively, of restructuring related expenses.

Note 11. Related Party Transactions

See Note 14 of the 2012 Annual Report for a description of the Company’s related party transactions. As of October 28, 2012, there was a payable of $1.7 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of April 29, 2012, there was a payable of $0.2 million due to the managers related to the monitoring agreement and a payable of $0.1 million due to Capstone Consulting LLC for consulting services, which amounts were included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

On July 31, 2012 the Company assigned its Right Of First Refusal (“ROFR”) with respect to its leased administrative space in Pittsburgh, PA (“Pittsburgh Office Space”) and the related Landlord Partnership Interests to an affiliate of KKR. On November 20, 2012, a KKR affiliate purchased 89% of the Landlord Partnership Interests, and made a payment of $350,000 to the Company in consideration of the prior assignment of the ROFR. The KKR affiliate will be the beneficiary of future lease payments made by the Company through the remaining term of the lease.

Note 12. Exit or Disposal Activities

On May 14, 2012, the Company approved and announced plans to consolidate its peach production across California at its processing facility in Modesto, California and plans to close its Kingsburg, California processing facility. The consolidation is designed to lower the Company’s cost of production. As a result of the consolidation, approximately 70 full-time employees and approximately 1,100 seasonal employees have been or are expected to be impacted. The Company expects to complete the plant consolidation by June 2013. For the three and six months ended October 28, 2012, a total of approximately $5.1 million and $11.1 million, respectively, as further described below, was recognized in cost of products sold and was recorded as Corporate expenses, as it is the Company’s policy to record such restructuring expenses as Corporate expenses.

Del Monte expects to incur pre-tax charges and cash expenditures associated with exit or disposal activities related to (i) employee separation costs and (ii) other associated costs. Del Monte expects to incur approximately $8-11 million of total pre-tax cash charges associated with exit or disposal activities described above, consisting of (a) approximately $4 million of one-time employee termination costs and (b) approximately $4 -7 million of other associated costs. During the three and six months ended October 28, 2012, Del Monte incurred approximately $2.1 million and $3.3 million, respectively, of total pre-tax cash charges associated with exit or disposal activities, consisting mostly of one-time employee termination costs.

In addition, in connection with the plant consolidation, the Company expects to incur non-cash accelerated depreciation expense related to property, plant and equipment totaling approximately $10.0 million. During the three and six months ended October 28, 2012, Del Monte incurred non-cash accelerated depreciation expense related to property, plant and equipment totaling approximately $3.0 million and $7.8 million, respectively.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Three Months Ended
	October 28,	October 30,
	2012	2011	Change	% Change	Volume (a)	Rate (b)
Net sales	$1,009.7	$994.3	$15.4	1.5%	(0.1%)	1.6%
Cost of products sold	725.2	712.3	12.9	1.8%	0.5%	1.3%

Gross profit	284.5	282.0	2.5	0.9%
Selling, general and administrative expense (“SG&A”)	179.3	174.9	4.4	2.5%

Operating income	$105.2	$107.1	$(1.9)	(1.8%)

Gross margin	28.2%	28.4%

SG&A as a % of net sales	17.8%	17.6%

Operating income margin	10.4%	10.8%

	Six Months Ended
	October 28,	October 30,
	2012	2011	Change	% Change	Volume (a)	Rate (b)
Net sales	$1,830.8	$1,770.5	$60.3	3.4%	2.2%	1.2%
Cost of products sold	1,325.8	1,266.7	59.1	4.7%	2.8%	1.9%

Gross profit	505.0	503.8	1.2	0.2%
Selling, general and administrative expense	354.0	347.4	6.6	1.9%

Operating income	$151.0	$156.4	$(5.4)	(3.5%)

Gross margin	27.6%	28.5%

SG&A as a % of net sales	19.3%	19.6%

Operating income margin	8.2%	8.8%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	October 28,	October 30,	October 28,	October 30,	October 28,
	2012	2011	2012	2011	2012
Adjusted EBITDA (c)	$160.7	$158.9	$274.3	$260.1	$604.9
Ratio of net debt to Adjusted EBITDA (d)	n/a	n/a	n/a	n/a	6.2	x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

Executive Overview

In the second quarter of fiscal 2013, we had net sales of $1,009.7 million, operating income of $105.2 million and net income of $29.6 million, compared to net sales of $994.3 million, operating income of $107.1 million and a net income of $17.2 million in the second quarter of fiscal 2012. Adjusted EBITDA was $160.7 million for the three months ended October 28, 2012 and $158.9 million for the three months ended October 30, 2011. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales in our Pet Products segment increased by 5.8% and net sales in our Consumer Products segment decreased by 2.3%, resulting in an overall increase in net sales of 1.5% for the quarter. This increase was driven by new product sales primarily in the Pet Products segment, as well as net pricing (pricing net of trade spending) primarily in the Pet Products segment. These increases were partially offset by decreased sales of existing products in both our Pet Products and Consumer Products segments primarily resulting from a planned shift in promotional events.

Operating income for the quarter decreased 1.8% as compared to the year-ago quarter. The decrease in operating income was driven primarily by increased marketing spending partially offset by decreased severance costs and net pricing.

Adjusted EBITDA increased 1.1% as compared to the year-ago quarter. Gains and losses on economic hedging positions are recorded as other (income) expense. For cash flow hedges, the effective portion of gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period. The cash impact of all hedging activities is reflected in Adjusted EBITDA. Adjusted EBITDA was impacted by the same drivers as operating income. Additionally, hedging activities positively impacted Adjusted EBITDA.

During the remainder of fiscal 2013, we expect the severe drought conditions which occurred in the U.S. this past summer to continue to impact our commodity costs, primarily in our Pet Products segment. We have announced price increases effective November 2012, which are expected to partially offset the impact of these higher costs in fiscal 2013. Additionally, the severe drought conditions have tightened the supply of peas in our Consumer Products segment. We have seen similar conditions in the past and plan to respond with a number of actions, including reducing promotional activity and implementing further cost savings initiatives.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 28, 2012, compared to the results for the three and six months ended October 30, 2011 (in millions, except percentages).

Net sales

	Three Months Ended
	October 28,	October 30,
	2012	2011	Change	% Change	Volume (a)	Rate (b)
Net sales:
Pet Products	$497.0	$469.6	$27.4	5.8%	3.2%	2.6%
Consumer Products	512.7	524.7	(12.0)	(2.3%)	(3.1%)	0.8%

Total	$1,009.7	$994.3	$15.4	1.5%

	Six Months Ended
	October 28,	October 30,
	2012	2011	Change	% Change	Volume (a)	Rate (b)
Net sales:
Pet Products	$955.3	$891.6	$63.7	7.1%	5.5%	1.6%
Consumer Products	875.5	878.9	(3.4)	(0.4%)	(1.2%)	0.8%

Total	$1,830.8	$1,770.5	$60.3	3.4%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased 1.5% for the three months ended October 28, 2012 compared to the three months ended October 30, 2011. The increase was driven by sales of new products and increased net pricing, primarily in our Pet Products segment. Decreased sales of existing products in both our Pet Products and Consumer Products segments partially offset this increase and primarily resulted from a planned shift in promotional events as compared to the prior year.

Net sales increased 3.4% for the six months ended October 28, 2012 compared to the six months ended October 30, 2011. The increase was driven by sales of new products, primarily in our Pet Products segment and net pricing. Decreased sales of existing products in both our Pet Products and Consumer Products segments partially offset this increase and primarily resulted from a planned shift in promotional events as compared to the prior year.

Net sales in our Pet Products segment were $497.0 million for the three months ended October 28, 2012, an increase of $27.4 million, or 5.8%, compared to $469.6 million for the three months ended October 30, 2011. This increase was primarily driven by new product volume in dry cat food and pet snacks as well as net pricing. Decreased sales of existing products resulting from a planned shift in promotional events as compared to the prior year partially offset the increase in net sales.

Net sales in our Pet Products segment were $955.3 million for the six months ended October 28, 2012, an increase of $63.7 million, or 7.1%, compared to $891.6 million for the six months ended October 30, 2011. This increase was primarily driven by new product volume in dry cat food and pet snacks as well as net pricing.

Net sales in our Consumer Products segment were $512.7 million for the three months ended October 28, 2012, a decrease of $12.0 million, or 2.3%, compared to $524.7 million for the three months ended October 30, 2011. This decrease was primarily driven by lower tomato retail sales primarily resulting from a planned shift in promotional events and overall category softness.

Net sales in our Consumer Products segment were $875.5 million for the six months ended October 28, 2012, a decrease of $3.4 million, or 0.4%, compared to $878.9 million for the six months ended October 30, 2011. This decrease was primarily driven by lower tomato retail sales primarily resulting from a planned shift in promotional events and overall category softness, partially offset by net pricing.

Cost of products sold

Cost of products sold for the three months ended October 28, 2012 was $725.2 million, an increase of $12.9 million, or 1.8%, compared to $712.3 million for the three months ended October 30, 2011. This increase was primarily due to higher ingredient costs in our Pet Products segment. While the impact of hedging is reflected in Corporate other (income) expense in the current period, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which will primarily impact fiscal 2014 and beyond and will cause the impact of hedged costs to be reflected in our cost of products sold in those future periods. See other (income) expense below.

Cost of products sold for the six months ended October 28, 2012 was $1,325.8 million, an increase of $59.1 million, or 4.7%, compared to $1,266.7 million for the six months ended October 30, 2011. This increase was primarily due to the higher volume of sales noted above, as well as increased ingredient costs in our Pet Products segment, approximately $11.1 million in costs associated with the closure of our Kingsburg, California facility, and increased packaging costs in both our Pet Products and Consumer Products segments. While the impact of hedging is reflected in Corporate other (income) expense in the current period, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which will primarily impact fiscal 2014 and beyond and will cause the impact of hedged costs to be reflected in our cost of products sold in those future periods. See other (income) expense below.

Gross margin

Our gross margin percentage for the three months ended October 28, 2012 decreased 0.2 points to 28.2% compared to 28.4% for the three months ended October 30, 2011. Gross margin was impacted by a 0.9 margin point decrease related to the higher costs noted above and a 0.4 margin point decrease due to product mix, partially offset by a 1.1 margin point increase due to net pricing. As noted above, since we currently do not apply hedge accounting for fiscal 2013 costs, the impact of economic hedge positions we take is not reflected in gross margin.

Our gross margin percentage for the six months ended October 28, 2012 decreased 0.9 points to 27.6% compared to 28.5% for the six months ended October 30, 2011. Gross margin was impacted by a 1.3 margin point decrease related to the higher costs noted above and a 0.4 margin point decrease due to product mix, partially offset by a 0.8 margin point increase due to net pricing. As noted above, since we currently do not apply hedge accounting for fiscal 2013 costs, the impact of economic hedge positions we take is not reflected in gross margin.

Selling, general and administrative expense

SG&A expense for the three months ended October 28, 2012 was $179.3 million, an increase of $4.4 million, or 2.5%, compared to $174.9 million for the three months ended October 30, 2011. This increase was primarily driven by increased marketing expense, partially offset by lower severance costs and disciplined cost management.

SG&A expense for the six months ended October 28, 2012 was $354.0 million, an increase of $6.6 million, or 1.9%, compared to $347.4 million for the six months ended October 30, 2011. This increase was primarily driven by increased marketing expense, partially offset by lower severance costs, the absence of the prior year make-whole payment to our Chief Executive Officer and disciplined cost management.

Operating income

	Three Months Ended
	October 28,	October 30,
	2012	2011	Change	% Change
Operating income:
Pet Products	$82.2	$79.5	$2.7	3.4%
Consumer Products	42.3	51.6	(9.3)	(18.0%)
Corporate (1)	(19.3)	(24.0)	4.7	19.6%

Total	$105.2	$107.1	$(1.9)	(1.8%)

	Six Months Ended
	October 28,	October 30,
	2012	2011	Change	% Change
Operating income:
Pet Products	$133.7	$135.7	$(2.0)	(1.5%)
Consumer Products	56.1	66.0	(9.9)	(15.0%)
Corporate (1)	(38.8)	(45.3)	6.5	14.3%

Total	$151.0	$156.4	$(5.4)	(3.5%)

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three and six months ended October 28, 2012, Corporate includes $5.1 million and $11.1 million, respectively, of restructuring related expenses.

Operating income for the three months ended October 28, 2012 was $105.2 million, a decrease of $1.9 million, or 1.8%, compared to $107.1 million for the three months ended October 30, 2011. Operating income for the six months ended October 28, 2012 was $151.0 million, a decrease of $5.4 million, or 3.5%, compared to $156.4 million for the six months ended October 30, 2011. These decreases reflect the higher cost of products sold and higher SG&A expense, partially offset by increased net sales, all as noted previously.

Our Pet Products segment operating income increased by $2.7 million, or 3.4%, to $82.2 million for the three months ended October 28, 2012 from $79.5 million for the three months ended October 30, 2011. This increase reflects the higher net sales noted previously, partially offset by increased marketing expense and higher ingredient costs.

Our Pet Products segment operating income decreased by $2.0 million, or 1.5%, to $133.7 million for the six months ended October 28, 2012 from $135.7 million for the six months ended October 30, 2011. Increased marketing expense, as well as higher ingredient costs, contributed to the decline in operating income, partially offset by the increase in net sales.

Our Consumer Products segment operating income decreased by $9.3 million, or 18.0%, to $42.3 million for the three months ended October 28, 2012 from $51.6 million for the three months ended October 30, 2011. Higher marketing expense drove the decrease in operating income, partially offset by net pricing.

Our Consumer Products segment operating income decreased by $9.9 million, or 15.0%, to $56.1 million for the six months ended October 28, 2012 from $66.0 million for the six months ended October 30, 2011. Higher marketing expense drove the decrease in operating income, partially offset by net pricing.

Our Corporate expenses decreased by $4.7 million, or 19.6%, during the three months ended October 28, 2012 compared to the prior year period. This decrease was primarily due to lower severance costs and the absence of prior year Merger-related expenses. Other costs associated with the closure of our Kingsburg, California facility partially offset the decrease.

Our Corporate expenses decreased by $6.5 million, or 14.3%, during the six months ended October 28, 2012 compared to the prior year period. This decrease was primarily due to lower severance costs and the absence of the prior year Merger-related expenses, as well as the make-whole payment to our Chief Executive Officer. Other costs associated with the closure of our Kingsburg, California facility partially offset the decrease.

Interest expense

Interest expense decreased by $1.8 million, or 2.9%, to $61.3 million for the three months ended October 28, 2012 from $63.1 million for the three months ended October 30, 2011. This decrease was primarily driven by the impact of lower debt balances resulting from the excess annual cash flow payment made in June 2012.

Interest expense increased by $0.8 million, or 0.6%, to $126.5 million for the six months ended October 28, 2012 from $125.7 million for the six months ended October 30, 2011. This increase was primarily driven by the write-off of $2.9 million of deferred financing fees in connection with the excess annual cash flow payment, partially offset by the impact of lower debt balances.

Other (income) expense

Other income of $4.9 million for the three months ended October 28, 2012 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps. The gains on commodity hedging contracts recorded in the quarter partially offset both ingredient cost increases seen in cost of products sold above and ingredient cost increases that we expect to see in future quarters. Other expense of $18.1 million for the three months ended October 30, 2011 was comprised primarily of $12.0 million of losses on interest rate swaps.

Other income of $30.7 million for the six months ended October 28, 2012 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps. The gains on commodity hedging contracts recorded in the six month period partially offset both ingredient cost increases seen in cost of products sold above and ingredient cost increases that we expect to see in future quarters. Other expense of $48.4 million for the six months ended October 30, 2011 was comprised primarily of $41.1 million of losses on interest rate swaps.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for the three months ended October 28, 2012 was 39.3% compared to 33.6% for the three months ended October 30, 2011. The increase in the effective tax rate for the three month period was primarily attributable to the additional tax benefit recorded in the three months ended October 30, 2011 to reflect the cumulative effect of a change to the estimated annual effective tax rate for fiscal 2012, as well as additional accruals for uncertain tax positions in the current year.

The effective tax rate for continuing operations for the six months ended October 28, 2012 was 35.0% compared to 41.2% for the six months ended October 30, 2011. The change in the effective tax rate for the six month period was primarily due to non-deductible severance-related expenses in the prior year along with a change in state tax law in the current year.

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

We caution investors that our presentation of Adjusted EBITDA and ratio of net debt to Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

	Three Months Ended		Six Months Ended		Trailing Twelve Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011	October 28, 2012
Reconciliation:
Operating income - Quarter ended July 31, 2011	$—	$—	$—	$49.3	$—
Operating income - Quarter ended October 30, 2011	—	107.1	—	107.1	—
Operating income - Quarter ended January 29, 2012	—	—	—	—	124.5
Operating income - Quarter ended April 29, 2012	—	—	—	—	89.3
Operating income - Quarter ended July 29, 2012	—	—	45.8	—	45.8
Operating income - Quarter ended October 28, 2012	105.2	—	105.2	—	105.2
Other income (expense)	4.9	(18.1)	30.7	(48.4)	23.6
Adjustments to arrive at EBITDA:
Depreciation and amortization(1)	39.2	37.5	80.3	74.1	156.0
Amortization of debt issuance costs and debt discount(2)	(5.8)	(6.4)	(11.9)	(12.7)	(24.4)

EBITDA	143.5	120.1	250.1	169.4	520.0
Non-cash charges	1.4	0.5	1.6	1.7	4.3
Derivative transactions (3)	5.5	9.8	(2.1)	45.4	12.9
Non-cash stock based compensation	2.3	1.4	4.8	2.6	11.9
Non-recurring (gains) losses	2.3	3.1	4.7	6.0	22.0
Merger-related items	—	3.6	—	10.6	2.7
Business optimization charges	3.6	15.7	10.5	17.3	23.4
Other	2.1	4.7	4.7	7.1	7.7

Adjusted EBITDA	$160.7	$158.9	$274.3	$260.1	$604.9

Net Debt (4)					$3,737.0

Ratio of net debt to Adjusted EBITDA					6.2	x

(1)	Includes $3.0 million of accelerated depreciation in the three months ended October 28, 2012, and $7.8 million of accelerated depreciation in both the six months ended October 28, 2012 and the trailing twelve months ended October 28, 2012 related to the closure of our Kingsburg, California facility. See “Note 12. Exit or Disposal Activities” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(3)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

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

As of October 28, 2012, we had made contributions to our defined benefit pension plan of $15.0 million for fiscal 2013. As of October 30, 2011, we had made contributions to our defined benefit pension plan of $15.0 million for fiscal 2012. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts during fiscal 2012 and for the twelve months ended May 1, 2011. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently do not expect to make any further contributions in fiscal 2013.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	October 28,	April 29,
	2012	2012
Short-term borrowings:
Revolver	$—	$—
Other	4.6	3.3

Total short-term borrowings	$4.6	$3.3

Long-term debt:
Term Loan Facility	2,588.7	2,679.8
7.625% Notes	1,300.0	1,300.0

	3,888.7	3,979.8
Less unamortized discount	5.2	5.7
Less current portion	13.2	91.1

Total long-term debt	$3,870.3	$3,883.0

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

The Term Loan Facility requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from September 30, 2011 to December 31, 2017. On June 28, 2012, we made a payment of $91.1 million representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012. No quarterly payments will be due in fiscal 2013 due to the excess cash flow payment being applied to such quarterly payments. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of October 28, 2012, the amount of outstanding loans under the Term Loan Facility was $2,588.7 million and the blended interest rate payable was 4.50%, or 5.53% after giving effect to our interest rate swaps. See “Note 5. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of October 28, 2012, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $34.5 million and the net availability under the ABL Facility was $640.4 million.

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

Maturities

As of October 28, 2012, scheduled maturities of long-term debt (representing debt under the Term Loan Facility and 7.625% Notes) are as follows (in millions)1:

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of October 28, 2012. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625%

Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations” in our 2012 Annual Report.

Cash Flow

During the six months ended October 28, 2012, our cash and cash equivalents decreased by $246.5 million and during the six months ended October 30, 2011, our cash and cash equivalents decreased by $87.7 million.

	Six Months Ended
	October 28,	October 30,
	2012	2011
	(in millions)
Net cash used in operating activities	$(101.5)	$(45.2)
Net cash used in investing activities	(54.2)	(36.2)
Net cash used in financing activities	(89.8)	(9.6)

Operating Activities

Cash used in operating activities was $101.5 million for the six months ended October 28, 2012, compared to cash used in operating activities of $45.2 million for the six months ended October 30, 2011. This change was primarily driven by the prior year $44.0 million income tax refund and higher inventories, partially offset by the cash benefits from gains on commodity hedging contracts.

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

Investing Activities

Cash used in investing activities was $54.2 million for the six months ended October 28, 2012 and $36.2 million for the six months ended October 30, 2011. Capital spending was $42.2 million for the six months ended October 28, 2012 compared to $33.2 million for the six months ended October 30, 2011. In addition, we paid approximately $12.0 million for the purchase of a fruit processing plant and warehouse facility based in Yakima County, Washington out of the bankruptcy estate of Snokist Growers during the six months ended October 28, 2012. Capital spending for the remainder of fiscal 2013 is expected to be approximately $50 million to $60 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities

During the first six months of fiscal 2013, we had net borrowings of $1.3 million on our short-term borrowings and made $91.1 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012.

During the first six months of fiscal 2012, we made net repayments of $3.8 million on our short-term borrowings, made $6.8 million in payments on long-term debt and received capital contributions from Parent of $1.0 million from the issuance of Parent common stock.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board issued an Accounting Standards Update that permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current accounting standards. The guidance is effective for us beginning in the first quarter of fiscal 2014, with early adoption permitted. The adoption of this standard will not impact our financial results.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended October 28, 2012 resulted in a net increase to the trade promotion liability and decrease in net sales from continuing operations of $1.9 million which related to prior year activity, of which $2.2 million related to our Consumer Products segment, offset by a net reduction to the promotion liability and increase in net sales from continuing operations of $0.3 million related to our Pet Products segment. Our evaluations during the six months ended October 28, 2012 resulted in a net increase to the trade promotion liability and decrease in net sales from continuing operations of $2.3 million which related to prior year activity, of which $2.6 million related to our Consumer Products segment, offset by a net reduction to the promotion liability and increase in net sales from continuing operations of $0.3 million related to our Pet Products segment. Our evaluations during both the three and six months ended October 30, 2011 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.2 million which related to prior year activity, of which $3.7 million related to our Pet Products segment, offset by a net increase to the trade promotion liability and decreases in net sales from continuing operations of $2.5 million related to our Consumer Products segment. All the adjustments noted above are not material to trade promotion expense for the respective periods.

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

We did not recognize any impairment charges for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three and six months ended October 28, 2012 and October 30, 2011. As of October 28, 2012, we had $2,119.7 million of goodwill and $1,871.4 million of Non-Amortizing Brands. The Pet Products segment has 93% of the goodwill and 68% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 30% of Non-Amortizing Brands. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 41% of Non-Amortizing Brands. However, because the new basis of accounting established at March 8, 2011 set the book values of goodwill and Non-Amortizing brands equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance (including sales growth, pricing and input costs) and discount rates, could result in impairment losses. In our fiscal 2012 impairment test, our Pet Products reporting unit had excess fair value over the book value of net assets of approximately 6% and our Consumer Products reporting unit had excess fair value over the book value of net assets of approximately 16%. Additionally, three of our Non-Amortizing Brands (one in the Consumer Products segment and two in the Pet Products segment with a combined book value of $993.2 million) each had excess fair value over the book value of 2% or less. Our forecasts utilized in our fiscal 2012 impairment test assume, among other things, that we will achieve sales growth by successfully executing broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. This assumption is particularly important for brands that have not historically experienced sufficient levels of advertising and other consumer communications because the impact of such activities on sales growth and pricing power is difficult to predict. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

During the three and six months ended October 28, 2012, we recognized expense for our qualified DB plan of $0.3 million and $0.7 million, respectively and other benefits expense of $2.2 million and $4.5 million, respectively. Our remaining fiscal 2013 pension expense for our qualified DB plan is currently estimated to be approximately $0.8 million and other benefits expense is currently estimated to be approximately $4.6 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

No grants of service-based options, performance-based options or restricted common stock were made during the three and six months ended October 28, 2012.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. For example, during the three and six months ended October 28, 2012, we increased our estimate of worker’s compensation retained-insurance liabilities related to prior year by approximately $1.2 million as a result of unfavorable claims history. Comparably, during the three and six months ended October 30, 2011, we reduced our estimate of worker’s compensation retained-insurance liabilities related to prior year by approximately $1.5 million primarily as a result of favorable claims history.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other price and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. We have accounted for these contracts as either cash flow or economic hedges.

During the first half of fiscal 2013, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $27.8 million and non-current liabilities of $44.7 million at October 28, 2012. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $15.5 million and non-current liabilities of $50.6 million at April 29, 2012.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average (which were zero), a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $11.2 million for the six months ended October 28, 2012.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. We accounted for these commodities derivatives as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of economic hedges are recorded directly in earnings.

On October 28, 2012, the fair values of our commodities hedges were recorded as current assets of $28.8 million and current liabilities of $2.1 million. On April 29, 2012, the fair values of our commodities hedges were recorded as current assets of $9.5 million and current liabilities of $8.0 million.

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

	October 28,	April 29,
	2012	2012
Effect of a hypothetical 10% change in market price
Commodity contracts	$20.5	$15.9

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We accounted for these contracts as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other income or expense. Changes in the value of the economic hedges are recorded directly in earnings.

As of October 28, 2012, the fair values of our foreign currency hedges were recorded as current assets of $1.5 million. As of April 29, 2012, the fair values of our foreign currency hedges were recorded as current assets of $1.0 million.

The table below (in millions) presents our foreign currency derivative contracts as of October 28, 2012 and April 29, 2012. All of the foreign currency derivative contracts held on October 28, 2012 are scheduled to mature prior to the end of fiscal 2014.

	October 28,	April 29,
	2012	2012
Contract amount (Mexican pesos)	$56.5	$41.6
Contract amount ($CAD)	14.8	—

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	October 28,	April 29,
	2012	2012
Fair value of foreign currency contracts, net asset	$1.5	$1.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(5.1)	$(3.8)

ITEM 4.	CONTROLS AND PROCEDURES

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

For a description of material developments in our pending legal proceedings, see “Note 9. Legal Proceedings” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Dated: December 10, 2012