Form 10-Q
period 2013-01-27
DEL MONTE CORP
filed 2013-03-11
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on March 8, 2013 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	January 27, 2013	April 29, 2012
	(unaudited)	(derived from audited financial statements)
ASSETS

Cash and cash equivalents	$348.8	$402.8
Trade accounts receivable, net of allowance	230.4	195.3
Inventories	873.9	748.7
Prepaid expenses and other current assets	93.6	125.1

Total current assets	1,546.7	1,471.9

Property, plant and equipment, net	734.4	729.2
Goodwill	2,119.7	2,119.7
Intangible assets, net	2,736.8	2,774.2
Other assets, net	134.1	148.1

Total assets	$7,271.7	$7,243.1

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$575.3	$501.9
Short-term borrowings	4.7	3.3
Current portion of long-term debt	19.7	91.1

Total current liabilities	599.7	596.3

Long-term debt, net of discount	3,864.0	3,883.0
Deferred tax liabilities	962.1	953.8
Other non-current liabilities	281.7	308.7

Total liabilities	5,707.5	5,741.8

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized: 1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,586.7	1,586.1
Accumulated other comprehensive loss	(14.8)	(12.9)
Retained earnings (accumulated deficit)	(7.7)	(71.9)

Total stockholder’s equity	1,564.2	1,501.3

Total liabilities and stockholder’s equity	$7,271.7	$7,243.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net sales	$1,028.2	$971.1	$2,859.0	$2,741.6
Cost of products sold	738.4	693.9	2,064.2	1,960.6

Gross profit	289.8	277.2	794.8	781.0
Selling, general and administrative expense	180.9	152.7	534.9	500.1

Operating income	108.9	124.5	259.9	280.9
Interest expense	61.3	62.8	187.8	188.5
Other (income) expense	6.5	16.0	(24.2)	64.4

Income from continuing operations before income taxes	41.1	45.7	96.3	28.0
Provision for income taxes	13.5	18.4	32.8	11.1

Income from continuing operations	27.6	27.3	63.5	16.9

Income from discontinued operations before income taxes	—	—	—	—
Income tax benefit	(0.7)	(1.3)	(0.7)	(1.3)

Income from discontinued operations	0.7	1.3	0.7	1.3

Net income	$28.3	$28.6	$64.2	$18.2

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net income	$28.3	$28.6	$64.2	$18.2

Other comprehensive loss:
Foreign currency translation adjustments	(0.1)	—	(0.1)	(0.8)
Pension and other postretirement benefits adjustments:
Prior service (cost) credit arising during the period, net of tax	—	—	—	(4.3)
Loss on cash flow hedging instruments, net of tax	(1.0)	—	(1.8)	—

Total other comprehensive loss	(1.1)	—	(1.9)	(5.1)

Comprehensive income	$27.2	$28.6	$62.3	$13.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Nine Months Ended
	January 27,	January 29,
	2013	2012
Operating activities:
Net income	$64.2	$18.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117.7	112.4
Deferred taxes	(2.9)	(6.7)
Write off of debt issuance cost	2.9	—
Loss on asset disposals	2.4	2.3
Stock compensation expense	3.4	6.1
Unrealized (gain) loss on derivative financial instruments	(37.3)	61.3
Changes in operating assets and liabilities	(38.2)	(53.2)

Net cash provided by operating activities	112.2	140.4

Investing activities:
Capital expenditures	(62.7)	(49.1)
Merger, net of cash acquired	—	(47.5)
Payment for asset acquisition	(12.0)	—

Net cash used in investing activities	(74.7)	(96.6)

Financing activities:
Proceeds from short-term borrowings	9.3	5.1
Payments on short-term borrowings	(7.9)	(8.9)
Principal payments on long-term debt	(91.1)	(13.5)
Payments of debt-related costs	—	(0.1)
Capital contribution, net	—	2.0

Net cash used in financing activities	(89.7)	(15.4)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	4.7
Net change in cash and cash equivalents	(54.0)	33.1
Cash and cash equivalents at beginning of period	402.8	205.2

Cash and cash equivalents at end of period	$348.8	$238.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 27, 2013 and January 29, 2012 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 27, 2013 and January 29, 2012 each reflect periods that contain 39 weeks.

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

The accompanying unaudited condensed consolidated financial statements of Del Monte as of January 27, 2013 and for the three and nine months ended January 27, 2013 and January 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K (“2012 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 27, 2013 are not necessarily indicative of the results expected for the fiscal year ending April 28, 2013.

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

In February 2013, the FASB issued an Accounting Standards Update related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for interim and fiscal reporting periods beginning after December 15, 2012, with early adoption permitted. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

(unaudited)

Note 3. Supplemental Financial Statement Information

	January 27,	April 29,
	2013	2012
Trade accounts receivable:
Trade	$230.4	$195.3
Allowance for doubtful accounts	—	—

Total trade accounts receivable	$230.4	$195.3

Inventories:
Finished products	$753.8	$590.9
Raw materials and in-process materials	49.8	48.2
Packaging materials and other	69.0	105.3
LIFO reserve	1.3	4.3

Total inventories	$873.9	$748.7

Property, plant and equipment, net:
Land and land improvements	$46.3	$44.9
Buildings and leasehold improvements	272.4	252.3
Machinery and equipment	458.9	417.9
Computers and software	58.0	49.4
Construction in progress	42.8	47.9

	878.4	812.4
Accumulated depreciation	(144.0)	(83.2)

Total property, plant and equipment, net	$734.4	$729.2

Accounts payable and accrued expenses:
Accounts payable – trade	$225.3	$236.8
Marketing and advertising	76.3	48.3
Accrued benefits, payroll and related costs	67.7	65.7
Accrued interest	58.7	32.2
Other current liabilities	147.3	118.9

Total accounts payable and accrued expenses	$575.3	$501.9

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(0.3)	$(0.2)
Pension and other postretirement benefits adjustments	(12.7)	(12.7)
Loss on cash flow hedging instruments	(1.8)	—

Total accumulated other comprehensive loss	$(14.8)	$(12.9)

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

(unaudited)

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	January 27, 2013	April 29, 2012
Goodwill:
Pet Products segment	$1,976.1	$1,976.1
Consumer Products segment	143.6	143.6

Total goodwill	$2,119.7	$2,119.7

Non-amortizable intangible assets:
Trademarks	$1,871.4	$1,871.4

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	876.7

	959.0	959.0
Accumulated amortization	(93.6)	(56.2)

Amortizable intangible assets, net	865.4	902.8

Total intangible assets, net	$2,736.8	$2,774.2

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Amortization expense	$12.5	$12.2	$37.4	$36.7

As of January 27, 2013, expected amortization of intangible assets for the remainder of fiscal 2013, for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2013 (remainder)	$12.5
2014	49.7
2015	49.7
2016	49.5
2017	49.0
2018 and thereafter	655.0

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

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of January 27, 2013, the Company had both cash flow and economic hedges.

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

For the three and nine months ended January 27, 2013

(unaudited)

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

As of January 27, 2013, the following swaps were outstanding, all of which are economic hedges:

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

The table below presents the notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	January 27, 2013	April 29, 2012
Commodity contracts	$263.7	$166.3

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

The table below presents the foreign currency derivative contracts as of the dates indicated (in millions). All of the foreign currency derivative contracts held on January 27, 2013 are scheduled to mature prior to the end of fiscal 2014.

	January 27, 2013	April 29, 2012
Contract amount (Mexican pesos)	$—	$41.6
Contract amount ($CAD)	7.2	—

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of January 27, 2013 was as follows (in millions):

	Asset derivatives			Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value		Balance Sheet location	Fair value

Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$37.7
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	27.8
Commodity and other contracts	Prepaid expenses and other current assets	13.8	[1]	Accounts payable and accrued expenses	3.8	[2]
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.1		Accounts payable and accrued expenses	—

Total		$13.9			$69.3

1	Includes $0.1 million of commodity contracts (asset derivatives) designated as cash flow hedges.
2	Includes $3.5 million of commodity contracts (liability derivatives) designated as cash flow hedges.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

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

The effect of the Company’s economic hedges on other (income) expense in the Condensed Consolidated Statements of Income for the periods indicated below was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Interest rate contracts	$—	$11.4	$9.2	$52.5
Commodity and other contracts	8.0	5.5	(32.6)	9.7
Foreign currency exchange contracts	(1.8)	(0.7)	(2.0)	(0.6)

Included in other (income) expense	$6.2	$16.2	$(25.4)	$61.6

The effect of the Company’s cash flow hedges for the periods indicated below in the Condensed Consolidated Statements of Income was as follows (in millions):

	(Gain) loss recognized in AOCI			(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended	(ineffective portion and amount excluded	Three Months Ended	Nine Months Ended
Derivatives in cash flow hedging relationships	January 27, 2013	January 27, 2013	Location of (gain) loss reclassified in AOCI	January 27, 2013	January 27, 2013	from effectiveness testing)	January 27, 2013	January 27, 2013
Commodity contracts	$1.0	$1.8	Cost of products sold	$—	$—	Other (income) expense	$0.3	$0.4
Foreign currency exchange contracts	0.1	—	Cost of products sold	—	—	Other (income) expense	—	—

Total	$1.1	$1.8		$—	$—		$0.3	$0.4

At January 27, 2013, $2.7 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

(unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
Description	January 27, 2013	April 29, 2012	January 27, 2013	April 29, 2012	January 27, 2013	April 29, 2012

Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	9.3	9.5	4.5	—	—	—
Foreign currency exchange contracts	—	—	0.1	1.0	—	—

Total	$9.3	$9.5	$4.6	$1.0	$—	$—

Liabilities
Interest rate contracts	$—	$—	$65.5	$66.1	$—	$—
Commodity and other contracts	1.2	1.0	2.6	7.0	—	—
Foreign currency exchange contracts	—	—	—	—	—	—

Total	$1.2	$1.0	$68.1	$73.1	$—	$—

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

As of January 27, 2013, the book value of the Company’s floating rate debt instruments approximates fair value. The Company uses Level 2 inputs to estimate the fair value of such debt. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

Senior Notes	January 27, 2013	April 29, 2012
Book value	$1,300.0	$1,300.0
Fair value	1,355.3	1,306.5

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are available to investors through certain brokerage firms, and as a result not actively traded, the Company has classified this debt as Level 2 of the fair value hierarchy.

Note 7. Stock Plans

Refer to Note 8 of the 2012 Annual Report for a description of the Company’s current equity compensation plans. During the third quarter of fiscal 2013, Blue Acquisition Group, Inc. (“Parent”) modified the outstanding performance-based options to revise the EBITDA-related financial targets on half of the performance based options (“EBITDA Performance Options”), to discontinue the cumulative EBITDA-related financial target provisions, and to revise the performance periods to each of fiscal years 2013 through 2016. For the remaining half of then-outstanding performance-based options (“Exit Return Performance Options”), the modification resulted in vesting now being subject only to market-based vesting conditions, where upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold. As a result of the modification to the Exit Return Performance Options, the Company reversed approximately $2.0 million of compensation expense that was previously recorded on these options, as the vesting of these options is not considered probable of being achieved until the consummation of a liquidity event. As the performance conditions associated with the Exit Return Performance Options are not probable of being achieved until the consummation of a liquidity event, the grant date fair value of these options is measured, but no compensation expense will be recognized until a liquidity event occurs and the target threshold is met.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

(unaudited)

During the three months ended January 27, 2013, as a result of the modification of the EBITDA Performance Options, the Company reversed approximately $2.0 million of compensation expense that was previously recorded on these options and recognized $0.5 million of compensation expense associated with the EBITDA Performance Options as modified. The weighted-average fair value of modified EBITDA Performance Options granted during the three and nine months ended January 27, 2013 was $2.04 and was determined using the Black-Scholes valuation model. Weighted-average key inputs are an expected life of 5.25 years, expected volatility of 45.0%, and a risk-free rate of 0.88%.

Note 8. Retirement Benefits

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

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended				Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$3.4	$3.4	$0.4	$0.4	$10.1	$10.2	$1.1	$1.2
Interest cost on projected benefit obligation	5.1	5.7	1.9	2.1	15.3	17.2	5.7	6.3
Expected return on plan assets	(8.1)	(8.2)	—	—	(24.3)	(24.5)	—	—

Net periodic benefit cost	$0.4	$0.9	$2.3	$2.5	$1.1	$2.9	$6.8	$7.5

As of January 27, 2013, the Company had made qualified pension plan contributions of $15.0 million in fiscal 2013 and currently does not plan to make any further contributions for the remainder of fiscal 2013.

Note 9. Income Taxes

The total amount of gross unrecognized tax benefits for uncertain tax positions was $7.4 million and $7.3 million as of January 27, 2013 and April 29, 2012, respectively. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate from continuing operations was $5.8 million and $5.3 million as of January 27, 2013 and April 29, 2012, respectively. During the three months ended January 27, 2013, there was a $2.1 million decrease in unrecognized tax benefits resulting from a lapse of the statute of limitations on a tax year, of which $1.1 million impacted the effective tax rate from continuing operations.

Note 10. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2012 Annual Report.

Commercial Litigation Involving the Company

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The complaint seeks certification as a class action. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. The Company has product contamination and recall insurance which may be available to cover losses related to this case, if any; however, the ultimate amount of losses related to this case as well as other recall costs may exceed the amount of any recovery.

On June 22, 2012, a putative class action complaint was filed against the Company in Los Angeles Superior Court (Webster v. Del Monte) alleging false advertising under California’s consumer protection laws, negligence, breach of warranty and strict liability. Specifically, the complaint alleges that the Company engaged in false advertising by representing that the Chicken Jerky Treats are healthy, wholesome, and safe for consumption by dogs, and alleges that plaintiff’s pet became ill after consuming Chicken Jerky Treats. The allegations apply to all other putative class members similarly situated. The complaint seeks certification as a class action and unspecified damages, disgorgement of profits, punitive damages, attorneys’ fees and injunctive relief. The Company denies these

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

(unaudited)

allegations and intends to vigorously defend itself. On September 6, 2012, the Company filed a Notice of Removal to remove the case to the U.S. District Court for the Central District of California. The plaintiff subsequently filed a motion to amend its complaint to remove the federal class action claims and remand the case back to Los Angeles County Superior Court. The Company subsequently stipulated to plaintiff’s motion, and the case has been remanded to Los Angeles County Superior Court. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

On September 6, 2012, October 12, 2012 and October 16, 2012, three separate putative class action complaints were filed against the Company in U.S. District Court for the Northern District of California (Langone v. Del Monte, Ruff v. Del Monte, and Funke v. Del Monte, respectively) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaints allege that plaintiffs’ dogs became ill as a result of consumption of Chicken Jerky Treats. The complaints also allege that the Company breached its warranties and California’s consumer protection laws. Each of the complaints seek certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On December 18, 2012, plaintiffs filed a motion to relate and consolidate the Langone, Ruff and Funke matters. The Company agreed that the cases are related but argued in its response that they should not be consolidated. The Court ordered the cases are related in an Order on January 24, 2013. In the Langone case, the Company filed a Motion to Transfer/Dismiss on February 1, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On April 5, 2012, a complaint was filed against the Company in U.S. District Court for the Northern District of California (Kosta v. Del Monte) alleging false and misleading advertising under California’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. On June 15, 2012, the Company filed a motion to dismiss plaintiff’s complaint. Plaintiff filed an amended complaint on July 6, 2012, negating the Company’s motion to dismiss. In its amended complaint, plaintiff alleges the Company made a variety of false and misleading advertising claims including, but not limited to, its lycopene and antioxidant claims for tomato products; implying that its refrigerated products are fresh and all natural; implying that Fresh Cut vegetables are fresh; and making misleading claims regarding sugar, nutrient content, preservatives and serving size. The Company denies these allegations and intends to vigorously defend itself. The Company filed a new motion to dismiss plaintiff’s complaint on July 31, 2012. A hearing on this motion was held on December 4, 2012. Plaintiffs moved on November 5, 2012 to seek application of the doctrine of collateral estoppel in this matter based on the jury’s finding in the Fresh Del Monte case. The Company’s Response to plaintiff’s Motion for Application of Collateral Estoppel was filed on January 17, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

On September 30, 2010, a putative class action complaint was served against the Company and was filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleged that the Company violated the FLSA and state wage and hour laws by failing to compensate plaintiffs and other similarly situated workers unpaid overtime. The plaintiffs sought compensatory and statutory damages. Additionally, the plaintiffs sought class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a motion for partial dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in plaintiff’s complaint for unjust enrichment and quantum meruit would be dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The Court signed an order dismissing those claims on December 28, 2010. The Company and the plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The plaintiffs sent out notices to the potential class on April 28, 2011, and 53 plaintiffs opted in to the lawsuit. On November 14, 2011, the Company and the plaintiffs agreed to a

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

(unaudited)

proposed settlement of the lawsuit in the amount of approximately $0.2 million. Plaintiffs submitted the proposed settlement to the Court on February 15, 2012 and received preliminary approval from the Court on March 13, 2012. The notices to class members were sent out on April 19, 2012. The deadline for filing a claim was June 18, 2012 and approximately 11% of the class filed claims. The Court signed the Order approving the settlement on October 4, 2012. During the three months ended January 27, 2013, the Company paid the claims settlement amounts, totaling approximately $0.2 million.

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

Note 11. Segment Information

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

The following table presents financial information about the Company’s reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net sales:
Pet Products	$527.0	$478.8	$1,482.3	$1,370.4
Consumer Products	501.2	492.3	1,376.7	1,371.2

Total	$1,028.2	$971.1	$2,859.0	$2,741.6

Operating income:
Pet Products	$87.1	$95.3	$220.8	$231.0
Consumer Products	32.3	40.8	88.4	106.8
Corporate (1)	(10.5)	(11.6)	(49.3)	(56.9)

Total	108.9	124.5	259.9	280.9

Reconciliation to income from continuing operations before income taxes:
Interest expense	61.3	62.8	187.8	188.5
Other (income) expense	6.5	16.0	(24.2)	64.4

Income from continuing operations before income taxes	$41.1	$45.7	$96.3	$28.0

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three and nine months ended January 27, 2013, Corporate includes $1.4 million and $12.5 million, respectively, of restructuring related expenses.

Note 12. Related Party Transactions

See Note 14 of the 2012 Annual Report for a description of the Company’s related party transactions. As of January 27, 2013, there was a payable of $1.7 million due to the managers related to the monitoring agreement, which is included in accounts payable and

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 27, 2013

(unaudited)

accrued expenses on the Condensed Consolidated Balance Sheets. As of April 29, 2012, there was a payable of $0.2 million due to the managers related to the monitoring agreement and a payable of $0.1 million due to Capstone Consulting LLC for consulting services, which amounts were included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

On July 31, 2012 the Company assigned its Right Of First Refusal (“ROFR”) with respect to its leased administrative space in Pittsburgh, PA (“Pittsburgh Office Space”) and the related Landlord Partnership Interests to an affiliate of KKR. On November 20, 2012, a KKR affiliate purchased 89% of the Landlord Partnership Interests, and made a payment of $0.4 million to the Company in consideration of the prior assignment of the ROFR. The KKR affiliate will be the beneficiary of future lease payments made by the Company through the remaining term of the lease.

Note 13. Exit or Disposal Activities

On May 14, 2012, the Company approved and announced plans to consolidate its peach production across California at its processing facility in Modesto, California and plans to close its Kingsburg, California processing facility. The consolidation is designed to lower the Company’s cost of production. As a result of the consolidation, approximately 70 full-time employees and approximately 1,100 seasonal employees have been or are expected to be impacted. The Company expects to complete all wind down activities related to the plant consolidation by June 2013. For the three and nine months ended January 27, 2013, a total of approximately $1.4 million and $12.5 million, respectively, as further described below, was recognized in cost of products sold and was recorded as Corporate expenses, as it is the Company’s policy to record such restructuring expenses as Corporate expenses.

Del Monte expects to incur pre-tax charges and cash expenditures associated with exit or disposal activities related to (i) employee separation costs and (ii) other associated costs. Del Monte expects to incur approximately $8.0 million to $11.0 million of total pre-tax cash charges associated with exit or disposal activities described above, consisting of (a) approximately $4.0 million of one-time employee termination costs and (b) approximately $4.0 million to $7.0 million of other associated costs. During the three and nine months ended January 27, 2013, Del Monte incurred approximately $1.2 million and $4.5 million, respectively, of total pre-tax cash charges associated with exit or disposal activities, consisting of one-time employee termination costs and other expenses.

In addition, in connection with the plant consolidation, the Company expects to incur non-cash accelerated depreciation expense related to property, plant and equipment totaling approximately $10.0 million. During the three and nine months ended January 27, 2013, Del Monte incurred non-cash accelerated depreciation expense related to property, plant and equipment totaling approximately $0.2 million and $8.0 million, respectively.

In February 2013, the Company sold a portion of the Kingsburg facility (processing facility and adjacent warehouse) to a non-profit organization for $1.4 million in cash.

Note 14. Subsequent Events

On February 5, 2013, the Company entered into an amendment to the Senior Secured Term Loan Credit Agreement. The amendment, among other things, (1) lowers the LIBOR rate floor on term loans under the credit agreement from 1.50% to 1.00% and the base rate floor from 2.50% to 2.00%; (2) adds a leverage-based pricing step-down whereby, in the event the Company’s ratio of consolidated total debt to EBITDA is at or less than 5.75 to 1.00, the applicable interest margin decreases from 3.00% to 2.75% on LIBOR rate loans and from 2.00% to 1.75% on base rate loans; and (3) provides for an increase by $100 million in the aggregate principal amount of term loans outstanding.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Three Months Ended
	January 27, 2013	January 29, 2012	Change	% Change	Volume (a)	Rate (b)
Net sales	$1,028.2	$971.1	$57.1	5.9%	0.6%	5.3%
Cost of products sold	738.4	693.9	44.5	6.4%	1.9%	4.5%

Gross profit	289.8	277.2	12.6	4.5%
Selling, general and administrative expense (“SG&A”)	180.9	152.7	28.2	18.5%

Operating income	$108.9	$124.5	$(15.6)	(12.5%)

Gross margin	28.2%	28.5%

SG&A as a % of net sales	17.6%	15.7%

Operating income margin	10.6%	12.8%

	Nine Months Ended
	January 27, 2013	January 29, 2012	Change	% Change	Volume (a)	Rate (b)
Net sales	$2,859.0	$2,741.6	$117.4	4.3%	1.6%	2.7%
Cost of products sold	2,064.2	1,960.6	103.6	5.3%	2.5%	2.8%

Gross profit	794.8	781.0	13.8	1.8%
Selling, general and administrative expense	534.9	500.1	34.8	7.0%

Operating income	$259.9	$280.9	$(21.0)	(7.5%)

Gross margin	27.8%	28.5%

SG&A as a % of net sales	18.7%	18.2%

Operating income margin	9.1%	10.2%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013
Adjusted EBITDA (c)	$161.9	$164.6	$436.2	$424.7	$602.2
Ratio of net debt to Adjusted EBITDA (d)	n/a	n/a	n/a	n/a	5.9x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

Executive Overview

In the third quarter of fiscal 2013, we had net sales of $1,028.2 million, operating income of $108.9 million and net income of $28.3 million, compared to net sales of $971.1 million, operating income of $124.5 million and a net income of $28.6 million in the third quarter of fiscal 2012. Adjusted EBITDA was $161.9 million for the three months ended January 27, 2013 and $164.6 million for the three months ended January 29, 2012. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales in our Pet Products segment increased by 10.1% and net sales in our Consumer Products segment increased by 1.8%, resulting in an overall increase in net sales of 5.9% for the quarter. This increase was driven by net pricing (pricing net of trade spending), as well as new product sales primarily in the Pet Products segment. These increases were partially offset by decreased sales of existing products in our Consumer Products segment primarily driven by lower vegetable and produce sales.

Operating income for the quarter decreased 12.5% as compared to the year-ago quarter. The decrease in operating income was driven primarily by increased marketing spending, higher ingredient costs in the Pet Products segment and $14.4 million of costs associated with the voluntary recall of certain of our Milo’s Kitchen chicken dog treat products, partially offset by net pricing.

Adjusted EBITDA decreased 1.6% as compared to the year-ago quarter. Adjusted EBITDA was impacted by the same drivers as operating income, except for the costs related to the voluntary recall which are added back for purposes of Adjusted EBITDA. Gains and losses on economic hedging positions are recorded as other (income) expense. For cash flow hedges, the effective portion of gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period. The cash impact of all hedging activities is reflected in Adjusted EBITDA.

During the remainder of fiscal 2013, we expect the severe drought conditions which occurred in the U.S. this past summer to continue to impact our commodity costs, primarily in our Pet Products segment. We took price increases effective November 2012 which are expected to partially offset the impact of these higher costs in fiscal 2013.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 27, 2013, compared to the results for the three and nine months ended January 29, 2012 (in millions, except percentages).

Net sales

	Three Months Ended
	January 27, 2013	January 29, 2012	Change	% Change	Volume (a)	Rate (b)
Net sales:
Pet Products	$527.0	$478.8	$48.2	10.1%	4.3%	5.8%
Consumer Products	501.2	492.3	8.9	1.8%	(3.0%)	4.8%

Total	$1,028.2	$971.1	$57.1	5.9%

	Nine Months Ended
	January 27, 2013	January 29, 2012	Change	% Change	Volume (a)	Rate (b)
Net sales:
Pet Products	$1,482.3	$1,370.4	$111.9	8.2%	5.1%	3.1%
Consumer Products	1,376.7	1,371.2	5.5	0.4%	(1.9%)	2.3%

Total	$2,859.0	$2,741.6	$117.4	4.3%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased 5.9% for the three months ended January 27, 2013 compared to the three months ended January 29, 2012. The increase was driven by net pricing, as well as sales of new products, primarily in our Pet Products segment. Decreased sales of existing products in our Consumer Products segment partially offset this increase primarily driven by lower vegetable and produce sales.

Net sales increased 4.3% for the nine months ended January 27, 2013 compared to the nine months ended January 29, 2012. The increase was driven by net pricing in both our Pet Products and Consumer Products segments, as well as sales of new products, primarily in our Pet Products segment. Decreased sales of existing products in our Consumer Products segment partially offset this increase and was primarily driven by lower tomato retail sales primarily resulting from a planned shift in promotional events and overall category softness.

Net sales in our Pet Products segment were $527.0 million for the three months ended January 27, 2013, an increase of $48.2 million, or 10.1%, compared to $478.8 million for the three months ended January 29, 2012. This increase was primarily driven by net pricing as well as new product volume.

Net sales in our Pet Products segment were $1,482.3 million for the nine months ended January 27, 2013, an increase of $111.9 million, or 8.2%, compared to $1,370.4 million for the nine months ended January 29, 2012. This increase was primarily driven by new product volume as well as net pricing.

Net sales in our Consumer Products segment were $501.2 million for the three months ended January 27, 2013, an increase of $8.9 million, or 1.8%, compared to $492.3 million for the three months ended January 29, 2012. This increase was primarily driven by decreased trade spending, partially offset by lower retail sales primarily driven by reduced depth of promotional discounts in vegetables and lower produce sales.

Net sales in our Consumer Products segment were $1,376.7 million for the nine months ended January 27, 2013, an increase of $5.5 million, or 0.4%, compared to $1,371.2 million for the nine months ended January 29, 2012. This increase was primarily driven by pricing and reduced trade spending, partially offset by lower tomato retail sales primarily resulting from a planned shift in promotional events and overall category softness. Elasticity (the volume decline associated with price increases) and lower produce sales also negatively impacted net sales.

Cost of products sold

Cost of products sold for the three months ended January 27, 2013 was $738.4 million, an increase of $44.5 million, or 6.4%, compared to $693.9 million for the three months ended January 29, 2012. This increase was primarily due to higher ingredient costs in our Pet Products segment and costs associated with the voluntary recall of certain of our Milo’s Kitchen chicken dog treat products.

Cost of products sold for the nine months ended January 27, 2013 was $2,064.2 million, an increase of $103.6 million, or 5.3%, compared to $1,960.6 million for the nine months ended January 29, 2012. This increase was primarily due to the higher volume of sales noted above, as well as increased ingredient costs in our Pet Products segment, approximately $12.5 million in costs associated with the closure of our Kingsburg, California facility, and costs associated with the voluntary recall of certain of our Milo’s Kitchen chicken dog treat products. See operating income below for further discussion of the voluntary recall.

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

Gross margin

Our gross margin percentage for the three months ended January 27, 2013 decreased 0.3 points to 28.2% compared to 28.5% for the three months ended January 29, 2012. Gross margin was impacted by a 3.0 margin point decrease related to the higher costs noted above and a 0.9 margin point decrease due to product mix, partially offset by a 3.6 margin point increase due to net pricing.

Our gross margin percentage for the nine months ended January 27, 2013 decreased 0.7 points to 27.8% compared to 28.5% for the nine months ended January 29, 2012. Gross margin was impacted by a 1.9 margin point decrease related to the higher costs noted above and a 0.6 margin point decrease due to product mix, partially offset by a 1.8 margin point increase due to net pricing.

As noted above, since we currently do not apply hedge accounting for fiscal 2013 costs, the impact of economic hedge positions we take is not reflected in gross margin.

Selling, general and administrative expense

SG&A expense for the three months ended January 27, 2013 was $180.9 million, an increase of $28.2 million, or 18.5%, compared to $152.7 million for the three months ended January 29, 2012. This increase was primarily driven by increased marketing expense, as well as higher severance costs and increased costs related to our Annual Incentive Plan, partially offset by decreased stock compensation expense.

SG&A expense for the nine months ended January 27, 2013 was $534.9 million, an increase of $34.8 million, or 7.0%, compared to $500.1 million for the nine months ended January 29, 2012. This increase was primarily driven by increased marketing expense, partially offset by lower severance costs and the absence of the prior year make-whole payment to our Chief Executive Officer.

Operating income

	Three Months Ended
	January 27,	January 29,
	2013	2012	Change	% Change
Operating income:
Pet Products	$87.1	$95.3	$(8.2)	(8.6%)
Consumer Products	32.3	40.8	(8.5)	(20.8%)
Corporate (1)	(10.5)	(11.6)	1.1	9.5%

Total	$108.9	$124.5	$(15.6)	(12.5%)

	Nine Months Ended
	January 27,	January 29,
	2013	2012	Change	% Change
Operating income:
Pet Products	$220.8	$231.0	$(10.2)	(4.4%)
Consumer Products	88.4	106.8	(18.4)	(17.2%)
Corporate (1)	(49.3)	(56.9)	7.6	13.4%

Total	$259.9	$280.9	$(21.0)	(7.5%)

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three and nine months ended January 27, 2013, Corporate includes $1.4 million and $12.5 million, respectively, of restructuring related expenses.

Operating income for the three months ended January 27, 2013 was $108.9 million, a decrease of $15.6 million, or 12.5%, compared to $124.5 million for the three months ended January 29, 2012. Operating income for the nine months ended January 27, 2013 was $259.9 million, a decrease of $21.0 million, or 7.5%, compared to $280.9 million for the nine months ended January 29, 2012. These decreases reflect the higher cost of products sold and higher SG&A expense, partially offset by increased net sales, all as noted previously.

Our Pet Products segment operating income decreased by $8.2 million, or 8.6%, to $87.1 million for the three months ended January 27, 2013 from $95.3 million for the three months ended January 29, 2012. This decrease reflects the higher ingredient costs, costs associated with the voluntary recall and increased marketing expense noted previously, partially offset by net pricing and the positive impact of increased volume. We estimate the total cost of the voluntary recall, not including lost sales, could exceed $20.0 million, of which $14.4 million was recognized during the three months ended January 27, 2013. We have filed a claim with our insurers to recover costs and certain lost profits related to the voluntary recall. We are also pursuing claims against other appropriate third parties. We cannot at this time estimate the amount we may be able to recover, if any.

Our Pet Products segment operating income decreased by $10.2 million, or 4.4%, to $220.8 million for the nine months ended January 27, 2013 from $231.0 million for the nine months ended January 29, 2012. Higher ingredient costs, as well as increased marketing expense and costs associated with the voluntary recall contributed to the decline in operating income, partially offset by the increase in net sales.

Our Consumer Products segment operating income decreased by $8.5 million, or 20.8%, to $32.3 million for the three months ended January 27, 2013 from $40.8 million for the three months ended January 29, 2012. Higher marketing expense and unfavorable product mix drove the decrease in operating income, partially offset by decreased trade spending.

Our Consumer Products segment operating income decreased by $18.4 million, or 17.2%, to $88.4 million for the nine months ended January 27, 2013 from $106.8 million for the nine months ended January 29, 2012. Higher marketing expense drove the decrease in operating income, partially offset by pricing and decreased trade spending.

Our Corporate expenses decreased by $1.1 million, or 9.5%, during the three months ended January 27, 2013 compared to the prior year period. This decrease was primarily due to the absence of prior year Merger-related expenses. Other costs associated with the closure of our Kingsburg, California facility partially offset the decrease.

Our Corporate expenses decreased by $7.6 million, or 13.4%, during the nine months ended January 27, 2013 compared to the prior year period. This decrease was primarily due to lower severance costs and the absence of the prior year Merger-related expenses, as well as the make-whole payment to our Chief Executive Officer. Other costs associated with the closure of our Kingsburg, California facility partially offset the decrease.

Interest expense

Interest expense decreased by $1.5 million, or 2.4%, to $61.3 million for the three months ended January 27, 2013 from $62.8 million for the three months ended January 29, 2012. This decrease was primarily driven by the impact of lower debt balances resulting from the excess annual cash flow payment made in June 2012.

Interest expense decreased by $0.7 million, or 0.4%, to $187.8 million for the nine months ended January 27, 2013 from $188.5 million for the nine months ended January 29, 2012. This decrease was primarily driven by the impact of lower debt balances, partially offset by the write-off of $2.9 million of deferred financing fees in connection with the excess annual cash flow payment.

Other (income) expense

Other expense of $6.5 million for the three months ended January 27, 2013 was comprised primarily of losses on commodity hedging contracts. Other expense of $16.0 million for the three months ended January 29, 2012 was comprised primarily of $11.4 million of losses on interest rate swaps.

Other income of $24.2 million for the nine months ended January 27, 2013 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps. The gains on commodity hedging contracts recorded in the nine month period partially offset both ingredient cost increases seen in cost of products sold above and ingredient cost increases that we expect to see in future quarters. Other expense of $64.4 million for the nine months ended January 29, 2012 was comprised primarily of $52.5 million of losses on interest rate swaps.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for the three months ended January 27, 2013 was 32.8% compared to 40.3% for the three months ended January 29, 2012. The effective tax rate for continuing operations for the nine months ended January 27, 2013 was 34.1% compared to 39.6% for the nine months ended January 29, 2012. The change in the effective tax rate for the three month and nine month periods was primarily due to non-deductible severance-related expenses in the prior year.

Recent Developments in Venezuela

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

In February 2013, the Venezuelan government announced its decision to devalue its currency. It was also announced that the currency market administered by the central bank known as SITME that traded at 5.30 bolivar fuertes per dollar will be eliminated. As a result, the official exchange rate changed from 4.30 to 6.30. We remeasure most income statement items of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which will be 6.30. Our Venezuelan subsidiary represented less than 1% of consolidated assets and approximately 3% of consolidated net sales for the fiscal year ended April 29, 2012. We will continue to evaluate the impact this change will have on our business.

Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). In this Quarterly Report on Form 10-Q, we also provide certain non-GAAP financial measures—Adjusted EBITDA and ratio of net debt to Adjusted EBITDA. We present Adjusted EBITDA because we believe that this is an important supplemental measure relating to our financial condition since it is used in certain covenant calculations that may be required from time to time under the indenture that governs our 7.625% Senior Notes due 2019 (referred to therein as “EBITDA”) and the credit agreements relating to our term loan and revolver (referred to therein as “Consolidated EBITDA”). We present the ratio of net debt to Adjusted EBITDA because it is used internally to focus management on year-over-year changes in our leverage and we believe this information is also helpful to investors. We use Adjusted EBITDA in this leverage measure because we believe our investors are familiar with Adjusted EBITDA and that consistency in presentation of EBITDA-related measures is helpful to investors.

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

We caution investors that our presentation of Adjusted EBITDA and ratio of net debt to Adjusted EBITDA may not be comparable to similarly titled measures of other companies. The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012	January 27, 2013
Reconciliation:

Operating income – Quarter ended July 31, 2011	$—	$—	$—	$49.3	$—
Operating income – Quarter ended October 30, 2011	—	—	—	107.1	—
Operating income – Quarter ended January 29, 2012	—	124.5	—	124.5	—
Operating income – Quarter ended April 29, 2012	—	—	—	—	89.3
Operating income – Quarter ended July 29, 2012	—	—	45.8	—	45.8
Operating income – Quarter ended October 28, 2012	—	—	105.2	—	105.2
Operating income – Quarter ended January 27, 2013	108.9	—	108.9	—	108.9
Other income (expense)	(6.5)	(16.0)	24.2	(64.4)	33.1
Adjustments to arrive at EBITDA:
Depreciation and amortization(1)	37.4	38.3	117.7	112.4	155.1
Amortization of debt issuance costs and debt discount(2)	(5.7)	(6.3)	(17.6)	(19.0)	(23.8)

EBITDA	134.1	140.5	384.2	309.9	513.6
Non-cash charges	0.3	0.6	1.9	2.3	4.0
Derivative transactions (3)	1.4	12.5	(0.7)	57.9	1.8
Non-cash stock based compensation	(1.4)	3.5	3.4	6.1	7.0
Non-recurring (gains) losses	17.6	(1.4)	22.3	4.6	41.0
Merger-related items	—	0.8	—	11.4	1.9
Business optimization charges	8.3	6.1	18.8	23.4	25.6
Other	1.6	2.0	6.3	9.1	7.3

Adjusted EBITDA	$161.9	$164.6	$436.2	$424.7	$602.2

Net Debt (4)					$3,544.6

Ratio of net debt to Adjusted EBITDA					5.9x

(1)	Includes $0.2 million of accelerated depreciation in the three months ended January 27, 2013, and $8.0 million of accelerated depreciation in both the nine months ended January 27, 2013 and the trailing twelve months ended January 27, 2013 related to the closure of our Kingsburg, California facility. See “Note 13. Exit or Disposal Activities” in our notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(3)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

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

As of January 27, 2013, we had made contributions to our defined benefit pension plan of $15.0 million for fiscal 2013. As of January 29, 2012, we had made contributions to our defined benefit pension plan of $15.0 million for fiscal 2012. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts during fiscal 2012 and for the twelve months ended May 1, 2011. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently do not expect to make any further contributions in fiscal 2013.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	January 27,	April 29,
	2013	2012
Short-term borrowings:
Revolver	$—	$—
Other	4.7	3.3

Total short-term borrowings	$4.7	$3.3

Long-term debt:
Term Loan Facility	2,588.7	2,679.8
7.625% Notes	1,300.0	1,300.0

	3,888.7	3,979.8
Less unamortized discount	5.0	5.7
Less current portion	19.7	91.1

Total long-term debt	$3,864.0	$3,883.0

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

On February 5, 2013, we entered into an amendment to our Senior Secured Term Loan Credit Agreement. The amendment, among other things, (1) lowers the LIBOR rate floor on term loans under the credit agreement from 1.50% to 1.00% and the base rate floor from 2.50% to 2.00%; (2) adds a leverage-based pricing step-down whereby, in the event our ratio of consolidated total debt to EBITDA is at or less than 5.75 to 1.00, the applicable interest margin decreases from 3.00% to 2.75% on LIBOR rate loans and from 2.00% to 1.75% on base rate loans; and (3) provides for an increase by $100 million in the aggregate principal amount of term loans outstanding.

Loans under the amended Term Loan Facility will bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.00%) or (ii) a base rate (with a floor of 2.00%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of January 27, 2013, the applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. See “Note 5. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

The amended Term Loan Facility requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from March 28, 2013 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Under the original Term Loan Facility, on June 28, 2012, we made a payment of $91.1 million representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of January 27, 2013, the amount of outstanding loans under the Term Loan Facility was $2,588.7 million and the blended interest rate payable was 4.50%, or 5.57% after giving effect to our interest rate swaps. See “Note 5. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of January 27, 2013, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $34.5 million and the net availability under the ABL Facility was $509.4 million.

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

Maturities

As of January 27, 2013, scheduled maturities of long-term debt (representing debt under the Term Loan Facility and 7.625% Notes) are as follows (in millions)1:

2013 (remainder)	$—
2014	26.3
2015	26.3
2016	26.3
2017	26.3
Thereafter	3,783.5

[1]

Does not include any excess cash flow or other principal prepayments that may be required under the terms of the senior secured term loan credit agreement, as described above. Also does not include any impact from the February 5, 2013 amendment to our Senior Secured Term Loan Credit Agreement, including the $6.7 million quarterly payment due on March 28, 2013.

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of January 27, 2013. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations” in our 2012 Annual Report.

Cash Flow

During the nine months ended January 27, 2013, our cash and cash equivalents decreased by $54.0 million and during the nine months ended January 29, 2012, our cash and cash equivalents increased by $33.1 million.

	Nine Months Ended
	January 27,	January 29,
	2013	2012
	(in millions)
Net cash provided by operating activities	$112.2	$140.4
Net cash used in investing activities	(74.7)	(96.6)
Net cash used in financing activities	(89.7)	(15.4)

Operating Activities

Cash provided by operating activities was $112.2 million for the nine months ended January 27, 2013, compared to $140.4 million for the nine months ended January 29, 2012. This change was primarily driven by the prior year $44.0 million income tax refund and an increase in accounts receivable due to the timing of sales, partially offset by an increase in marketing accruals resulting from increased marketing spending and the absence of prior year merger-related payments.

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

Investing Activities

Cash used in investing activities was $74.7 million for the nine months ended January 27, 2013 and $96.6 million for the nine months ended January 29, 2012. Capital spending was $62.7 million for the nine months ended January 27, 2013 compared to $49.1 million for the nine months ended January 29, 2012. In addition, we paid approximately $12.0 million for the purchase of a fruit processing plant and warehouse facility based in Yakima County, Washington out of the bankruptcy estate of Snokist Growers during the nine months ended January 27, 2013. Capital spending for the remainder of fiscal 2013 is expected to be approximately $30 million to $40 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities

During the first nine months of fiscal 2013, we had net borrowings of $1.4 million on our short-term borrowings and made $91.1 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012.

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

In February 2013, the FASB issued an Accounting Standards Update related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for interim and fiscal reporting periods beginning after December 15, 2012, with early adoption permitted. We anticipate that the adoption of this standard will expand our consolidated financial statement footnote disclosures.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended January 27, 2013 resulted in no significant adjustments to our estimates relating to trade promotion liability which related to prior year activity. Our evaluations during the nine months ended January 27, 2013 resulted in a net increase to the trade promotion liability and decrease in net sales from continuing operations of $2.3 million which related to prior year activity, of which $2.6 million related to our Consumer Products segment, offset by a net reduction to the promotion liability and increase in net sales from continuing operations of $0.3 million related to our Pet Products segment. Our evaluations during the three months ended January 29, 2012 resulted in net increases to the trade promotion liability and decreases in net sales from continuing operations of $0.7 million which related to prior year activity, of which $0.6 million related to our Pet Products segment and $0.1 million related to our Consumer Products segment. Our evaluations during the nine months ended January 29, 2012 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.9 million which related to prior year activity, of which $4.3 million related to our Pet Products segment, offset by a net increase to the trade promotion liability and decreases in net sales from continuing operations of $2.4 million related to our Consumer Products segment. All the adjustments noted above are not material to trade promotion expense for the respective periods.

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

We did not recognize any impairment charges for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three and nine months ended January 27, 2013 and January 29, 2012. As of January 27, 2013, we had $2,119.7 million of goodwill and $1,871.4 million of Non-Amortizing Brands. The Pet Products segment has 93% of the goodwill and 68% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 30% of Non-Amortizing Brands. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 41% of Non-Amortizing Brands. However, because the new basis of accounting established at March 8, 2011 set the book values of goodwill and Non-Amortizing brands equal to fair value and impairment tests are highly sensitive to changes in assumptions, minor changes to assumptions, including assumptions regarding future performance (including sales growth, pricing and input costs) and discount rates, could result in impairment losses. In our fiscal 2012 impairment test, our Pet Products reporting unit had excess fair value over the book value of net assets of approximately 6% and our Consumer Products reporting unit had excess fair value over the book value of net assets of approximately 16%. Additionally, three of our Non-Amortizing Brands (one in the Consumer Products segment and two in the Pet Products segment with a combined book value of $993.2 million) each had excess fair value over the book value of 2% or less. Our forecasts utilized in our fiscal 2012 impairment test assume, among other things, that we will achieve sales growth by successfully executing broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. This assumption is particularly important for brands that have not historically experienced sufficient levels of advertising and other consumer communications because the impact of such activities on sales growth and pricing power is difficult to predict. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

During the three and nine months ended January 27, 2013, we recognized expense for our qualified DB plan of $0.4 million and $1.1 million, respectively and other benefits expense of $2.3 million and $6.8 million, respectively. Our remaining fiscal 2013 pension expense for our qualified DB plan is currently estimated to be approximately $0.4 million and other benefits expense is currently estimated to be approximately $2.3 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Subsequent to the Merger, Parent has issued to certain of our executive officers and other employees service-based and performance-based stock options and restricted common stock. Service-based stock options generally vest in equal annual installments over a four or five-year period and generally have a ten-year term until expiration. Performance-based stock options vest only if certain pre-determined performance criteria are met and also have a ten-year term. Certain shares of restricted common stock vested immediately, while certain other shares vest in equal annual installments over a three-year period.

Our Stock Option Assumptions. We measure stock option expense for both service-based options and performance-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted during the three and nine months ended January 27, 2013 was $3.6 million. The fair value of performance-based options granted during the three and nine months ended January 27, 2013 was $1.8 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for service-based stock options and performance-based stock options granted during the three and nine months ended January 27, 2013:

	Service-based Options	Performance-based Options

Expected life (in years)	5.85	5.85
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.03%	1.03%
Dividend yield	0.0%	0.0%

Weighted average exercise price	$5.00	$5.00
Weighted average option value	$2.16	$2.16

Valuation of Restricted Common Stock. The fair value of restricted common stock is calculated by multiplying the price of Parent’s common stock on the date of grant by the number of shares granted.

No grants of restricted common stock were made during the three and nine months ended January 27, 2013.

Stock Option Modification. During the third quarter of fiscal 2013, Parent modified the outstanding performance-based options to revise the EBITDA-related financial targets on half of the performance based options (“EBITDA Performance Options”), to discontinue the cumulative EBITDA-related financial target provisions, and to revise the performance periods. For the remaining half of then-outstanding performance-based options (“Exit Return Performance Options”), the modification resulted in vesting now being subject only to market-based vesting conditions, where upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold. As a result of the modification to the Exit Return Performance Options, we reversed approximately $2.0 million of compensation expense that was previously recorded on these options, as the vesting of these options is not considered probable of being achieved until the consummation of a liquidity event. As the performance conditions associated with the Exit Return Performance Options are not probable of being achieved until the consummation of a liquidity event, the grant date fair value of these options is measured, but no compensation expense will be recognized until a liquidity event occurs and the target threshold is met.

During the three months ended January 27, 2013, as a result of the modification of the EBITDA Performance Options we reversed approximately $2.0 million of compensation expense that was previously recorded on these options and recognized $0.5 million of compensation expense associated with the EBITDA Performance Options as modified. The weighted-average fair value of modified EBITDA Performance Options granted during the three and nine months ended January 27, 2013 was $2.04 and was determined using the Black-Scholes valuation model. Weighted-average key inputs are an expected life of 5.25 years, expected volatility of 45.0%, and a risk-free rate of 0.88%.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. For example, during the three months ended January 27, 2013 and January 29, 2012, we experienced no significant adjustments to our estimates. Also, during the nine months ended January 27, 2013, we increased our estimate of worker’s compensation retained-insurance liabilities related to prior year by approximately $1.2 million as a result of unfavorable claims history. Comparably, during the nine months ended January 29, 2012, we reduced our estimate of worker’s compensation retained-insurance liabilities related to prior year by approximately $1.5 million primarily as a result of favorable claims history.

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

During the first nine months of fiscal 2013, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $27.8 million and non-current liabilities of $37.7 million at January 27, 2013. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $15.5 million and non-current liabilities of $50.6 million at April 29, 2012.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average (which were zero), a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $14.6 million for the nine months ended January 27, 2013.

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

On January 27, 2013 the fair values of our commodities hedges were recorded as current assets of $13.8 million and current liabilities of $3.8 million. On April 29, 2012, the fair values of our commodities hedges were recorded as current assets of $9.5 million and current liabilities of $8.0 million.

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

	January 27,	April 29,
	2013	2012
Effect of a hypothetical 10% change in market price
Commodity contracts	$24.3	$15.9

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

As of January 27, 2013, the fair values of our foreign currency hedges were recorded as current assets of $0.1 million. As of April 29, 2012, the fair values of our foreign currency hedges were recorded as current assets of $1.0 million.

The table below (in millions) presents our foreign currency derivative contracts as of January 27, 2013 and April 29, 2012. All of the foreign currency derivative contracts held on January 27, 2013 are scheduled to mature prior to the end of fiscal 2014.

	January 27,	April 29,
	2013	2012
Contract amount (Mexican pesos)	$—	$41.6
Contract amount ($CAD)	7.2	—

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	January 27,	April 29,
	2013	2012
Fair value of foreign currency contracts, net asset	$0.1	$1.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	(0.4)	(3.8)

ITEM 4.	CONTROLS AND PROCEDURES

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

For a description of material developments in our pending legal proceedings, see “Note 10. Legal Proceedings” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

(a) NONE.

(b) NONE.

(c) NONE.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2012 Annual Report for a description of the restrictions on our ability to pay dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	MINE SAFETY DISCLOSURES

NONE.

ITEM 5.	OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

10.1	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Corporation, the lending institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	8-K	10.1	February 5, 2013

*10.2**	2013 Amendment to Form of Stock Option Agreement

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement
^	Furnished herewith

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

Dated: March 11, 2013