Form 10-K
period 2013-04-28
DEL MONTE CORP
filed 2013-06-28
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2013

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on June 26, 2013 was 10.

DEL MONTE CORPORATION

For the Fiscal Year Ended April 28, 2013

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

Del Monte’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K, “fiscal 2014” means Del Monte’s fiscal year ending April 27, 2014;“fiscal 2013” means Del Monte’s fiscal year ending April 28, 2013; “fiscal 2012” means Del Monte’s fiscal year ended April 29, 2012; “fiscal 2011” means the twelve months ended May 1, 2011; “fiscal 2010” means Del Monte’s fiscal year ended May 2, 2010; and “fiscal 2009” means Del Monte’s fiscal year ended May 3, 2009. On March 8, 2011, we were acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview”). The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”).

On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent. Prior to the merger on April 26, 2011, our filings with the Securities and Exchange Commission can be found under Del Monte Foods Company.

Market Data

Unless otherwise indicated, all statements presented in this Annual Report on Form 10-K regarding Del Monte’s brands and market share reflect the U.S. only and are Del Monte major outlet estimates of equivalent case volume for pet food (except wet cat food) and consumer markets while dollars are used for pet snacks and wet cat food, which we believe is a more appropriate measure for these categories. These estimates are based on scanner data from multiple sources, primarily Nielsen Scanner data and are intended to reflect estimates for all major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores). We have not independently verified information obtained from Nielsen. The data for pet products includes dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, long-lasting chew dog snacks and cat treats. References to processed fruit, vegetables and tomato products do not include frozen products. Market share data for processed vegetables and tomato products include only those categories in which Del Monte competes. Additionally, market share data for processed tomatoes excludes ketchup, spaghetti sauce and pizza sauce. The data for processed fruit includes major fruit, single-serve and packaged produce, includes specialty and pineapple and excludes applesauce. The data for broth products includes the total broth category. References to fiscal 2013 market share refer to the 52-week period ended April 27, 2013. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained primarily through Nielsen Scanner data and are intended to reflect estimates for major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores).

Trademarks

Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen, Snausages, Meaty Bone, Alley Cat, Pounce, Jerky Treats, Del Monte, Contadina, College Inn, S&W, SunFresh, Fruit Naturals and Orchard Select, among others, are registered or unregistered trademarks of Del Monte Corporation (including its subsidiaries).

PART I

Item 1.	Business

Overview

Del Monte Corporation (“DMC”) and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, generating over $3.8 billion in net sales in fiscal 2013. Our pet food and pet snacks brands include well-known household brands such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names and our food brands include well-known household brands such as Del Monte, Contadina, College Inn, S&W and other brand names. We also produce and distribute private label pet products and food products. Our products are sold nationwide, in all channels serving retail markets, as well as to the U.S. military, certain export markets, the foodservice industry and other food processors. At April 28, 2013, our principal facilities consisted of 16 production facilities and 9 distribution centers in the United States, as well as two production facilities in Mexico and one production facility in Venezuela.

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

Consumer packaged goods producers have been impacted by two key trends affecting their retail customers: cost pressures and competitive pressures. Retailers are rationalizing costs in an effort to improve profitability, including efforts to reduce inventory levels, increase supply-chain efficiency and decrease working capital requirements. In addition, more traditional grocers have experienced increasing competition from club stores, supercenters, mass merchandisers and dollar stores, which generally offer every-day low prices. Retailer customers generally offer a private label store brand in addition to offering the number one and number two national or regional brands in different product categories. Sustaining strong relationships with retailers is a critical success factor for food companies.

The market share data presented below are estimates based primarily on Nielsen Scanner data and include all major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores). References to trends for the categories in which we compete are based on internal estimates calculated from data obtained primarily through Nielsen Scanner data and are intended to reflect estimates for all major retail channels.

Market Size and Market Share

Unless otherwise indicated, all statements presented in this Annual Report on Form 10-K regarding market size and Del Monte’s brands and market share reflect the U.S. only and are Del Monte major outlet estimates of equivalent case volume for pet food (except wet cat food) and consumer markets while dollars are used for pet snacks and wet cat food, which we believe is a more appropriate measure for these categories. These estimates are based on scanner data from multiple sources, primarily Nielsen Scanner data and are intended to reflect estimates for all major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores). The source for market size and market share data underwent a significant restatement since April 29, 2012. Most notably, the data sources used for Walmart, SAM’S CLUB, and the pet specialty channel were upgraded to be based completely on point-of-sale scanner data, the same type of data that is used for the grocery channel. The Company believes the resulting data is more accurate than the pre-restatement data because there is less estimation involved. As a result, the market size and market share information presented below is not comparable to amounts presented in prior years.

Pet Products

Our pet products participate in a market with annual retail sales of approximately $20 billion. The categories in which we compete are dry and wet dog food, dry and wet cat food, dog snacks and cat snacks. We believe that growth in the pet food and snacks categories will continue to be fueled by pricing, as well as higher consumer spending on more premium products due to the heightened importance of pets as part of the family and growth in the pet population. Over half of all American households own a dog or a cat. The pet products market in which we compete is divided primarily among a small number of large, multi-national manufacturers.

Consumer Products

Our consumer products participate in a market of approximately $7 billion of retail sales annually. The categories in which we compete are processed fruit, vegetables, tomatoes and broth. In fiscal 2013, on a volume basis, fruit was flat, vegetable was flat and tomato was down over 1%. We believe that our categories fit well with the consumer trend toward healthy eating, and we expect our brand building initiatives to restore stable category trends with pricing and growth from new products offsetting volume declines. In fiscal 2013, private label products as a group represented 33.6%, 47.8% and 39.0% of sales in the processed fruit, vegetable and tomato categories in which we compete, respectively.

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

Company Products

Pet Products

Our pet products represent some of the leading pet food and pet snacks brands in the United States, with a strong presence in most major product categories. Our pet products portfolio includes well-recognized national brands such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni and Milo’s Kitchen, as well as other brand names and private label products. We compete in the dry and wet dog food categories, with market shares of 7.0% and 5.9% in fiscal 2013, respectively; the dry and wet cat food categories, with market shares of 23.9% and 10.1%, respectively; and the dog snack category (excluding rawhide), with a market share of 31.9%, in fiscal 2013. We also compete in the cat treats category, with a market share of 3.8% in fiscal 2013.

The products in the pet foods categories are marketed under nationally recognized brands. Meow Mix brand is a great tasting cat food brand and has long standing association with a distinctive jingle and slogan “The taste cats ask for by name.” 9Lives is another great tasting cat food brand and has ties to a widely recognizable spokescat—Morris. Kibbles ‘n Bits is a taste oriented brand made with a distinct combination of crunchy, moist and meaty pieces. In fiscal 2013, we increased our investment in marketing behind our core brands. This marketing investment related primarily to Meow Mix, Milk-Bone, Kibbles ‘n Bits, Pup-Peroni, Milo’s Kitchen and Nature’s Recipe. In late fiscal 2012, we invested marketing and trade spending in support of the launch of new Meow Mix dry and wet food items Meow Mix Tender Centers and Meow Mix Paté Toppers with fully integrated marketing campaigns which largely benefitted fiscal 2013.

Our pet snacks portfolio includes many strong brands in one of the fastest growing categories of the pet food industry. We have a diverse and expanding pet snacks portfolio, including brands such as Milk-Bone, Pup-Peroni and Milo’s Kitchen. Milk-Bone dog snacks include the widest available selection of branded biscuits, supported by the brand’s longstanding health and wellness positioning. Pup-Peroni dog snacks are indulgent soft and chewy snacks. Milo’s Kitchen dog snacks were introduced in fiscal 2011 and deliver well against the observed consumer need for real ingredient products. Our pet snacks businesses also include the well-established brands Canine Carry Outs, Snausages, Meaty Bone, Pounce and Jerky Treats. In fiscal 2012, we introduced Pup-Peroni Mix Stix and Milk-Bone Trail Mix which largely benefitted fiscal 2013.

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

Consumer Products

In our Consumer Products segment, we sell products under the Del Monte, Contadina, College Inn and S&W brand names, as well as private label products to key customers. We are one of the largest marketers of processed fruit, vegetables and tomatoes in the United States, with market shares of 26.6%, 23.9% and 11.3% in fiscal 2013, respectively. We have the leading market share for branded products in both fruit and vegetable. Our fruit, vegetable and tomato products are in mature categories, characterized by high household penetration. Our fruit category includes packaged produce products. Due to our strong brand awareness and our value-added products, we are able to price our fruit, vegetable and tomato products at a premium compared to private label products. College Inn broth products accounted for 9.5% of the total broth category in fiscal 2013 and was the second largest branded broth product in the U.S. Our fruit, vegetable, tomato and broth products compete primarily on the basis of brand recognition, taste, variety, convenience and value. In fiscal 2013, we continued our new product innovations with the launches of Del Monte Fruit Naturals Mango Chunks, Del Monte Diced Mangos cups and Del Monte Mango Pineapple cups, making Del Monte the first brand to bring mangos to the center of store. Our competitors include branded and private label fruit, vegetable, tomato and broth processors. Our primary competitors include Dole, Seneca Foods and Pacific Coast Producers in fruit; General Mills and Seneca Foods in vegetable; Con Agra, Heinz and Unilever in tomato; and Campbell Soup and smaller regional brands in broth.

Sales and Marketing

We use a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our sales to grocery, club store, supercenter and mass merchandiser customers. We use a combination of a direct sales force and some food brokers for other channels such as pet specialty, dollar stores, drug stores, convenience stores, military, foodservice, food ingredients and private label. These brokers are paid commissions based on a percentage of sales which vary based on the scope of services provided. Our sales of pet products in Canada and our College Inn foodservice sales in the United States have historically been performed by Heinz through agency agreements. In May 2012, we provided Heinz notice of our intention to terminate our agency agreement for pet product sales in Canada. We transitioned this sales function in Canada to a broker in August 2012. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker and generally pay a flat fee for this retail coverage.

We believe that a focused and consistent marketing strategy is critical to the growth of our brands, and we have maintained our investment in our brands, including marketing and trade spending, at competitive levels. Our marketing function oversees insights market research, new product development, pricing strategy, advertising, publicity, consumer promotion and package design. Collectively, our marketing programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target consumers. We also partner with our customers to develop trade promotion programs which deliver merchandising and price promotions to our consumers.

In fiscal 2013, we moved to a more integrated structure for our segments. As a result, we split our sales force into the Pet Products sales force and the Consumer Products sales force. We have established priorities and allocated resources to these segments, and are sharpening the focus for success in each segment.

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

Foreign Operations

We have subsidiaries located in Canada, Mexico, Venezuela, Colombia, Ecuador and Peru.

To supply sales of products in the South American market, we operate a food processing plant in Venezuela and we purchase raw product, primarily vegetables, from approximately 13 growers in Venezuela. In addition we purchase tomato paste, frozen vegetables and fruit pulps from seven suppliers in Chile and Peru, dried beans from a supplier in Canada and dried peas from a supplier in the United States. We also use twelve co-packers located in Chile, the Philippines, Belgium and Venezuela to provide products sold in South America.

Products produced in Mexico are sold primarily in the United States. We operate two fruit processing plants in Mexico, and we buy fruits from about 325 growers in Mexico and the United States to supply these plants.

See “Item 1A. Risk Factors—Risk associated with foreign operations, including changes in import/export duties, wage rates, political or economic climates, criminal activity or exchange rates, may adversely affect our operations.”

Geographic Location of Fixed Assets

Our fixed assets are primarily located in the United States, with $36.2 million, or 4.7% of our total net fixed assets located in foreign countries at April 28, 2013.

Customers

Most food retailers in the U.S. carry our products, and we have developed strong relationships over the long term with the majority of significant participants in the retail grocery trade.

Walmart, which includes Walmart’s stores and supercenters along with SAM’S CLUB, is the most significant customer of each of our reportable segments, with sales to Walmart representing in excess of 20% of list sales in each of our segments. On a consolidated basis for fiscal 2013, sales to Walmart represented approximately 35% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales in our Pet Products segment. In addition, our top 10 customers represented approximately 63% of our list sales for fiscal 2013.

Our Pet Products and Consumer Products sales teams work with our customers to promote the resale of our products in their stores. These efforts include working with customers in the areas of merchandising, product assortment and distribution and shelving. Our customers provide us with purchase orders as they desire product and we fill these orders based on generally standard terms of sale. Where we provide private label products for our customers, we typically supply those customers on a purchase order basis as well. These purchase orders could be on a stand-alone basis, or issued under a master agreement that sets forth matters such as payment and delivery terms. Our arrangements with our largest customer, Walmart, operate in generally the same fashion as those with our other customers and on overall similar terms.

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

Consumer Products

We manufacture our products from a wide variety of raw materials. For the Consumer Products operating segment, each year, we buy over 1.2 million tons of fresh fruit, vegetables and tomatoes from individual growers, farmers and cooperatives located primarily in the United States. Our fruit supply contracts generally range from one to ten years. Fruit prices are generally negotiated with grower associations annually. We purchase raw product from over 500 fruit growers located in California, Oregon and Washington. Yellow cling peaches are contracted by the acre, while contracts for other fruits require delivery of specified quantities each year. Our vegetable supply contracts are for a one-year term and require delivery from contracted acreage with specified quality. Vegetable prices are negotiated annually. We purchase raw product from approximately 600 vegetable growers located primarily in Wisconsin, Illinois, Minnesota, Washington and Texas. We purchase raw tomatoes from approximately 25 tomato growers located in California, where approximately 95% of domestic tomatoes for processing are grown. Tomato prices are generally negotiated with grower associations and are reset each year. We actively participate in agricultural management, agricultural practices, quality control and compliance with pesticide/herbicide regulations. Other ingredients, including sugar and sweeteners, spices, proteins, grains, flour, and certain other fruits and vegetables are generally purchased through annual supply agreements or on the open market.

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

Production and Distribution

Production

Pet Products. At the end of fiscal 2013, our pet products were primarily manufactured in five of our production facilities located in the U.S. We also use six co-packers and eight re-packers located within the U.S. and Thailand to supplement production capacity. Our facility in Bloomsburg, PA, produces a variety of dry dog and cat products and the majority of our canned pet product requirements. In Lawrence, KS, we pack the majority of our dry Kibbles ‘n Bits products in a variety of sizes and package types. Our Topeka, KS facility produces a wide range of our soft and chewy pet snacks. In addition, our Topeka factory produces a wide variety of dry dog and cat products. Our facility in Decatur, AL produces a variety of dry dog and cat products and our facility in Buffalo, NY produces Milk-Bone dog snacks. Our pet food facilities supply pet products for both the U.S. and Canadian markets. We also have a co-pack agreement to source all of our Pup-Peroni pet snacks and all of our Milo’s Kitchen pet snacks from one co-packer located in Utah.

Consumer Products. We operate 14 production facilities for our Consumer Products segment in the U.S., Mexico and Venezuela. See “Item 2. Properties” for a listing of our principal production facilities. Our fruit plants are located in California and Washington, most of our vegetable plants are located in the Midwest and our tomato plants are located in California and Indiana. A significant portion of our Consumer Products operating segment has a seasonal production cycle that generally runs between the months of June and October. Most of our seasonal plants operate close to full capacity during the packing season. This seasonal production primarily relates to the majority of our fruit, vegetable and tomato products, while some of our fruit and tomato products and our College Inn broth products are produced throughout the year. Additionally, we have contracts to co-pack certain fruit and vegetable products for other companies.

Our Consumer Products operating segment uses 12 co-packers and 3 re-packers located in the U.S. and foreign locations, in addition to our own production facilities. Co-packers are used for broth, pineapple, tropical fruit salad, mandarin oranges and certain other products. We source the majority of our pineapple requirements from GTL Limited (formerly Del Monte Philippines, Inc.), an unaffiliated company. See “Item 1A. Risk Factors—We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.” We also periodically use co-packers to supplement supplies of certain fruit, vegetable and tomato products.

Distribution

Customers can order products to be delivered via third-party trucking, on a customer pickup basis or by rail. Distribution centers provide casing, labeling and special packaging and other services. From time to time we evaluate our distribution center network and, accordingly, may make changes to our network, particularly in connection with an acquisition. See “Item 2. Properties” for a listing of the principal distribution centers owned or leased by us. In addition, our distribution network includes third-party distribution centers. See “Item 1A. Risk Factors—We rely upon a number of third parties to manage or provide distribution centers for our products. Failures by these third parties could adversely affect our business.”

Research and Development

Our research and development organization provides product, packaging and process development. For fiscal 2013, fiscal 2012, and the twelve months ended May 1, 2011, research and development expenditures were $31.9 million, $28.8 million, and $30.2 million, respectively. We operate a research and development facility in Terminal Island, CA where we develop new products and product line extensions and research existing products related to pet food and pet snacks. We also maintain a research and development facility in Walnut Creek, CA, where we develop new products and product line extensions and conduct research in a number of areas related to our fruit, vegetable, tomato and broth products, including packaging, pest management, food science, environmental and engineering. These facilities employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with various food and snack products, including:

•	Pet Products: Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen, Snausages, Meaty Bone, Alley Cat, Pounce and Jerky Treats.

•	Consumer Products: Del Monte, Contadina, College Inn, S&W, SunFresh, Fruit Naturals and Orchard Select.

Brand name recognition and the product quality associated with our brands are key factors in the success of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We are not aware of any material challenge to our ownership of our major trademarks. Our registered and unregistered trademarks associated with the pet business relate primarily to North America and South America. With respect to broth, our trademark rights relate primarily to the United States and Canada. We generally did not acquire trademark rights for the 2002 Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the 2002 Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

We have granted various perpetual, exclusive, royalty-free licenses for use of the Del Monte name and trademark, along with certain other trademarks, patents, copyrights and trade secrets to other companies or their affiliates. Licenses for the use of the Del Monte name and trademark are generally for use outside of the United States. For example, Kikkoman Corporation holds the rights to use Del Monte trademarks in Asia and the South Pacific (excluding the Philippines and the Indian Subcontinent); Fresh Del Monte

Produce Inc. holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables, produce and certain other products throughout the world (including the United States); Fresh Del Monte Produce Inc., through its subsidiary Del Monte Foods International, Inc. and its affiliates, holds the rights in Europe, Africa and the Middle East (including ownership rights for processed food products in South Africa); and ConAgra holds rights to use Del Monte trademarks in Mexico and Canada. These companies are not affiliated with Del Monte. We have granted other licenses for the use of our trademarks both within and outside of the United States.

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

As of April 28, 2013, we owned 30 issued U.S. patents covering food production and preservation methods, methods for manufacturing cans and ends, methods for sealing cans, animal foods and food processing equipment. These patents expire between 2013 and 2030 and cannot be renewed. Our patents are generally not material to our business.

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

As a result of our agricultural, food processing and packaging activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply with these laws and regulations. Outside the United States, we are also subject to applicable multi-national, national and local environmental laws and regulations in the host countries where we do business. We have programs across our international business operations designed to meet compliance with requirements in the environmental area. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

•

We are investigating soil and groundwater contamination at our Decatur, AL property associated with the presence of hydrocarbons that resulted from the operations of a prior owner of the property. This facility was acquired in May 2006 in the Meow Mix acquisition. In connection with our purchase accounting for the Meow Mix acquisition, reserves were established that we believe will be adequate to cover any liability that may result from this contamination.

•

We have completed soil and groundwater investigation and remediation at our Terminal Island, CA property as part of the closure and demolition of a facility which was operated by a joint venture to which a former subsidiary was a party. We assumed these liabilities in connection with the 2002 Merger. In addition, we reached an agreement with the Port of Los Angeles, which owns the property where facilities closed in 2011 are located, regarding settlement of our remediation and restoration obligations. We have additional remediation and restoration obligations at our Terminal Island property related to facilities which we still occupy. We believe that we have adequate reserves to cover any material liability that may result from these investigations and remediation.

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

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $3.1 million in fiscal 2014 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. We believe that our environmental matters for fiscal 2014 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or concerns regarding climate change may increase environmental regulation and environmental risks.”

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

We typically use cash from operations to fund our working capital needs. We also maintain a revolving credit facility for flexibility in funding our working capital needs. Our quarterly operating results have varied in the past and are likely to vary in the future based upon a number of factors. Our working capital requirements are seasonally affected by the growing cycle of some of the products we process. Our inventory position for these products is also seasonally affected by this growing cycle. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the last seven months of our fiscal year. Accordingly, the majority of our cash flow is generated in our third and fourth quarters as we sell inventory that was produced primarily in the first and second quarters. This seasonality factor also typically has an effect, but to a lesser extent, upon our results of operations. Pet products and broth are produced throughout the year.

Employees

As of April 28, 2013, we employed approximately 7,600 full-time employees in the U.S. and abroad. In addition, temporary seasonal workers are hired during our fruit, vegetable and tomato pack season, typically June through October, adding approximately 5,400 seasonal employees to our workforce during those months. We consider our relationship with our employees to be good.

As of April 28, 2013, we had 16 collective bargaining agreements with 15 union locals covering approximately 71% of our hourly full-time and seasonal employees. Of these employees, approximately 30% are covered under collective bargaining agreements scheduled to expire in fiscal 2014 and approximately 22% are covered under collective bargaining agreements scheduled to expire in fiscal 2015. These agreements are subject to negotiation and renewal. Failure to renew any of our significant collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

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

As of April 28, 2013, we had a total of $3,985.1 million of indebtedness, primarily relating to $1,300.0 million aggregate principal amount of 7.625% Senior Notes due 2019 (the “Notes”) and $2,681.9 million outstanding under a senior secured term loan credit agreement, dated as of March 8, 2011 (the “Term Loan Facility”). Additionally, as of April 28, 2013, we had $445.5 million of availability under a $750 million senior secured asset-based revolving facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Our high level of indebtedness could have important consequences, such as:

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

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, pressure from competitors, consumer preferences and other matters discussed in this Annual Report on Form 10-K (including this “Risk Factors” section). If our cash flow and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. The Credit Facilities and indenture governing the Notes may restrict our ability to take these actions and we may not be able to effect any such alternative measures on commercially reasonable terms or at all. In addition, any downgrade of our debt ratings by any of the major rating agencies, which could result from our financial performance, acquisitions or other factors, could also negatively impact our access to additional debt financing (including leasing) or refinancing on favorable terms, or at all. Even if we are successful in taking any such alternative actions, such actions may materially and adversely affect our financial position and results of operations and such actions may not allow us to meet our scheduled debt service obligations.

If we cannot make scheduled payments on our debt, we would be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Facility could terminate their commitments to loan money, and our secured lenders under the ABL Facility and Term Loan Facility could declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

We may be able to incur significant additional indebtedness in the future. For example, as of April 28, 2013, we had $445.5 million of availability under our ABL Facility. Although the Credit Facilities and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, our ABL Facility could be increased, subject only to the consent of the new or existing lenders providing such increases, such that the aggregate principal amount of commitments under the ABL Facility does not exceed $1,000.0 million. We also can incur up to an additional $500.0 million of secured indebtedness under the Term Loan Facility if certain specified conditions are met, subject also to the consent of the new or existing lenders providing such additional loans. If our current debt level increases, the related risks we face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming indebtedness of $3,127.4 million under our Credit Facilities (reflecting the $2,681.9 million outstanding under the Term Loan Facility and the $445.5 million available under the ABL Facility as of April 28, 2013), and taking into account our interest rate swaps in effect as of April 28, 2013 as described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” each quarter point change in interest rates would result in an $1.1 million change in annual interest expense on our indebtedness under the ABL Facility and, if interest rates rise above the LIBOR floor of 1.00%, each quarter point change in interest rates would result in a $3.7 million change in annual interest expense on our indebtedness under the Term Loan Facility. In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into (including our existing swaps) may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks, including risks discussed elsewhere in this “Risk Factors” section.

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

Our future business and financial performance depend, in part, on our ability to successfully introduce new products and improved products, reposition existing products, and anticipate and offer products that appeal to the changing tastes, dietary habits and trends and product packaging preferences of consumers and their pets in the market categories in which we compete. Innovation is particularly important in our Pet Products segment, where innovation plays a significant role in the competitive landscape and is a significant driver of sales and share growth in the pet food and pet snacks categories in which we compete. We cannot be certain that opportunities for product innovation will exist or that we will be able to successfully introduce new products or reposition existing products. We incur significant development and marketing costs in connection with the introduction of new products or repositioning of existing products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds behind a new product introduction to make it successful. If customers and consumers do not accept a new product, then the introduction of a new product can reduce our operating income as introduction costs, including slotting fees, may exceed revenues. If we are not able to anticipate, identify or develop and market products that respond to changes in pet or consumer preferences or if our new product introductions or repositioned products fail to gain consumer acceptance, we may not grow our business as anticipated, and our results of operations could be adversely affected.

Our success depends in part upon our ability to persuade consumers to purchase our branded products versus lower-priced branded and private label offerings. During economic downturns, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, which may adversely affect our results of operations.

Our branded products generally command a price premium as compared to the prices of the private label products with which they compete. Additionally, our branded products in our Consumer Products segment generally command a price premium as compared to the prices of the branded products with which they compete. The current premium for our products may limit our ability to effectively implement price increases. Additionally, these price premiums may increase in the future, particularly if we implement price increases. The willingness of consumers to pay a price premium for our branded products depends on a number of factors, including the effectiveness of our marketing programs, the continuing strength of our brands, product innovation and general economic conditions. During periods of challenging economic conditions, consumers may be less willing or able to pay a price differential for our branded products, notwithstanding our marketing programs or the strength of our brands, and may shift purchases away from our branded products to lower-priced offerings or forgo purchases of our products altogether. If the price premium for our branded products exceeds the amount consumers are willing to pay, whether due to economic conditions or otherwise, our sales would suffer and our revenues and results of operations could be adversely affected. In addition consumers may migrate to higher-value, larger-sized packages of our branded products (which tend to have lower margins than our smaller-sized offerings), which could also have an adverse effect on our results of operations.

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

Logistics and other transportation related costs have a significant impact on our results of operations. We use multiple forms of transportation to bring our products to the market. They include ships, trucks, intermodals and railcars. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, service failures by our third-party logistics service provider, availability of various modes of transportation, or natural disasters (which may impact the transportation infrastructure or demand for transportation services), could have an adverse effect on our ability to serve our customers, and could have a material adverse effect on our financial performance.

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

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat and soybean meal used in the production of certain of our products. Additionally, we typically use hedging programs relating to interest rates, currency, natural gas and diesel fuel. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our current hedging and derivatives programs. We may cease any of our current programs or use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel, natural gas, and capital, including our assumptions about future prices, currency exchange rates and interest rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices, interest rates or currency exchange rates subsequently increase, or if we institute a hedge and prices, interest rates or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected. Additionally, changes in the value of our commodities and other derivatives accounted for as economic hedges are recorded directly as other income or expense. As of April 28, 2013, the Company had both cash flow hedges and economic hedges. Accordingly, volatility in interest rates, commodities and other hedged items associated with our economic hedges could result in volatility in our results of operations.

The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2013, our top customer, Walmart (including Walmart’s stores and supercenters as well as SAM’S CLUB), represented approximately 35% of our overall list sales, which approximates our gross sales, and an even higher percentage of sales of our Pet Products segment. Our ten largest customers represented approximately 63% of our overall list sales. These percentages may increase if there is consolidation among existing food retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, there can be no assurance that these customers will continue to purchase our products in the same quantities as they have in the past. Our customers are generally not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, a shift of shelf space to or increased emphasis on private label products (including “store brands”), or a reduction in shelf space for core grocery items may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations would be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

If ingredients or other raw materials we use in our products are contaminated, our results of operations could be adversely affected.

We buy ingredients, commodities and other raw materials that we use in producing our products from third-party suppliers. If these materials are alleged or prove to include contaminants affecting the safety or quality of our products, we may need to find alternate materials for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations. Additionally, if the presence of such contaminants are not alleged or discovered until after the affected product has been distributed, we may need to withdraw or recall the affected product and we may experience adverse publicity or product liability claims. In either case, our results of operations could be adversely affected.

If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. For example, in January 2013, we initiated a voluntary recall of certain of our Milo’s Kitchen dog treat products. Consumer or customer concerns (whether justified or not) regarding the safety of our products could adversely affect our business. A product recall or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products may also result in adverse publicity, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, which could have a material adverse effect on our brands, business, results of operations and financial condition. We also may be subject to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending the claims rather than operating our business.

Transformative plans involve risk and may adversely affect our business and financial results.

We currently have and may in the future contemplate and adopt plans intended to effect significant change within our Company. For example, in fiscal 2012, we implemented a new strategic plan for which we incurred costs and may incur future costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategy” for a description of the strategic plan. Our current strategic plan involves a number of initiatives which may tax our management resources. Our future plans, if any, may, but need not, involve closure or disposal of plants, distribution centers, businesses or other assets as well as headcount reductions or reductions in our number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or the acceleration of remediation expenses or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts may divert management’s and other employees’ attention from other business concerns or may otherwise disrupt our business. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies. In addition, the success of our strategic plan and efforts to grow our business depends on the contributions and abilities of key executives, as well as sales, marketing (including innovation) and other personnel. Our success also depends, in part, on our continuing ability to identify, hire, train and retain highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area where our headquarters is located. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.

We may not be successful in our future acquisition or other strategic transaction endeavors, if any, which could have an adverse effect on our business and results of operations.

We have historically engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as joint ventures or investments in other entities. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to a strategic transaction, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Strategic transactions, such as the Natural Balance Pet Foods, Inc. acquisition announced in May 2013, involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations, joint ventures or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets, channels or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products, including each of canned pineapple, mandarins, some fruit in plastic containers, some fruit in glass jars, some dog snack and pet food products and some of our broth products, we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. In November 2011, in connection we believe with its desire to continue to supply us, but under a modified agreement, our primary pineapple supplier provided notice of termination under its co-pack agreement, which is cancelable upon three years’ notice. We continue to have discussions with our primary pineapple supplier to negotiate a new agreement. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. During an economic downturn, our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

Government regulation, scrutiny, warnings and public perception could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing pet products and food products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. On January 4, 2011, the FDA Food Safety Modernization Act, which is intended to ensure food safety, was enacted. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition to periodic government agency inspections affecting our operations generally, our operations, which produce meat and poultry products, are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including federal Country of Origin Labeling (“COOL”) requirements, can be costly or may otherwise adversely affect our business. For example, legislation has been adopted in various jurisdictions in the United States to regulate bisphenol-A (which is an odorless, tasteless food-grade chemical commonly used in the food industry to coat the interior of cans). Although the FDA currently allows the use of bisphenol-A in food packaging materials, public reports and concerns regarding the potential hazards of bisphenol-A could contribute to a perceived safety risk for products packaged using bisphenol-A. Discussions, stories, concerns and warnings regarding bisphenol-A appear in various media outlets and other venues. We may be adversely affected by this publicity as well as any future warnings, guidance, recommendations, developments or publicity. The FDA has called for further research on bisphenol-A and may in the future change its position on bisphenol-A. If legislation or other regulations are enacted restricting the use of bisphenol-A or requiring us to provide warnings regarding bisphenol-A under, for example, California’s Proposition 65, our costs of production could increase or our sales could be adversely affected. Alternatives to bisphenol-A may be costly or less effective, which could adversely affect our results of operations. There is no assurance that alternative packaging, if any, will maintain the current shelf life of our products. Other chemicals and substances that may be found, or may be purported to be found, in our products, including minerals such as lead, are already listed under Proposition 65. Additionally, other chemicals and substances that may be found in our products have also been proposed for listing under Proposition 65. Failure to comply with all applicable laws and regulations, including, among others, Proposition 65, could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade spending programs.

In general, due to the highly competitive nature of the businesses in which we compete, we must execute effective and efficient marketing investments and trade spending programs with respect to our businesses overall to sustain our competitive position in our markets. Marketing investments may be costly. Additionally, we may, from time to time, change our marketing and trade spending strategies, including the timing or nature of our related promotional programs. The sufficiency and effectiveness of our marketing and trade spending practices is important to our ability to retain or improve our market share or margins. As discussed above, we recently split our sales force into the Pet Products sales force and the Consumer Products sales force. The effective execution of our trade promotion programs will depend on the successful transition of these changes. If our marketing and trade spending programs are not successful or if we fail to implement sufficient and effective marketing and trade spending programs, our business, results of operations and financial condition may be adversely affected.

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

We are in the process of developing a plan to implement a company-wide, cloud-based enterprise resource planning system. Our anticipated system implementation may not result in improvements that outweigh its costs and may disrupt our operations. If we are unable to successfully plan, design or implement this new system, it could have a material adverse effect on our financial position, results of operations and cash flows. The system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

•	inability to fill customer orders accurately and on a timely basis, or at all;

•	inability to process payments to vendors accurately and in a timely manner;

•	disruption of our internal control structure;

•	inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;

•	inability to fulfill federal, state and local tax filing requirements in a timely or accurate manner;

•	increased demands on management and staff time to the detriment of other corporate initiatives; and

•	significant capital and operating expenditures.

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

As of April 28, 2013, our goodwill was comprised of $1,976.1 million related to our Pet Products reporting unit and $143.6 million related to our Consumer Products reporting unit. We typically test goodwill of our Pet Products and Consumer Products reporting units for impairment at least annually. Events indicative of a potential impairment (such as a decrease in the cash flow relating to a reporting unit) may cause us to perform additional tests for impairment and may also cause us to change our judgments or assumptions. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. For goodwill, we determine the estimated fair value of a reporting unit using the income approach (which is based on the cash flows the reporting unit is expected to generate over its remaining life) and the market approach (which is based on market multiples of similar businesses). As of April 28, 2013, the book value of our capitalized brand names that we have determined have indefinite lives (“Non-Amortizing Brands”) was $1,871.4 million. We typically test our Non-Amortizing Brands for impairment at least annually. Events indicative of a potential impairment (such as a significant decline in the expected sales associated with a brand) may cause us to perform additional tests for impairment. Non-Amortizing Brands are considered impaired if the book value for the brand exceeds its estimated fair value. We determine the estimated fair value of a Non-Amortizing Brand using the relief from royalty method (which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it). Considerable judgment by us is necessary in estimating future cash flows, market interest rates, discount factors, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and Non-Amortizing Brands. Many of these factors reflect our assumptions regarding the future performance of our businesses, which may be impacted by risks discussed elsewhere in this “Risk Factors” section. If we change our judgments or assumptions used in valuing our goodwill or other intangible assets in connection with any future impairment tests, we may conclude that the estimated fair value of the goodwill or Non-Amortizing Brand (as applicable) is less than the book value. This would result in a write down of the goodwill or Non-Amortizing Brand book value to the estimated fair value and recognition of an impairment charge. Any such impairment charge would adversely affect our earnings and could be material.

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

A number of our distribution centers are managed by third parties. Additionally, we also use third-party distribution centers, which may distribute our products as well as the products of other companies. Activity at these distribution centers could be disrupted by a number of factors, including, labor issues, failure to meet customer standards, bankruptcy or other financial issues affecting the third-party providers, or other matters affecting any such third party’s ability to service our customers effectively. Any disruption of these distribution centers could adversely affect our business.

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

Our foreign operations and relationships with foreign suppliers and co-packers, as well as our export of certain products (particularly pet products), subject us to the risks of doing business abroad. We are subject to the Foreign Corrupt Practice Act of 1977, as amended. As of April 28, 2013, three of our nineteen production facilities were located abroad and nine of our eighteen co-packers were located in foreign locations. The countries from which we source our products and in which we have some facilities may be subject to political and economic instability, which may adversely affect our results of operations. For example, Venezuela (where we have one production facility) and Mexico (where we have two production facilities) are currently experiencing political and economic instability. For example, in Venezuela, the government has seized several food production facilities for allegedly skirting price controls and imposed price controls on our juice products during fiscal 2013. Given the political and economic instability in the region, the Venezuelan government may take actions that impact our operations. In Mexico, criminal activity has impacted the country’s logistics and infrastructure, including recent gang attacks on businesses. Items produced by us in Mexico are sold primarily in the United States and the transportation and import of such products may be disrupted. Furthermore, foreign countries in which we produce our products as well as countries to which we export our products may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject, which may adversely affect our business. Other events that disrupt foreign production, sourcing, or transportation (such as labor unrest) or generate consumer concerns (whether justified or not) regarding foreign-produced products could also adversely affect our business. Finally, our products are subject to import duties and other restrictions, and the United States government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject, which may adversely affect our business.

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

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands. Consumers’ perception of our brands can be influenced by negative posts or comments about our brands on social or digital media.

We believe that maintaining and continually enhancing the value of our brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we do not maintain the favorable perception of our brands, our results of operations could be negatively impacted.

If we are not successful in protecting our intellectual property rights, we may harm our ability to compete.

Our brand names and trademarks, such as the marks Del Monte, Meow Mix , Kibbles ‘n Bits and Milk-Bone, are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. The steps we take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others may not be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

Intellectual property infringement or violation claims may adversely impact our results of operations.

We may be subject to claims by others that we infringe on their intellectual property or otherwise violate their intellectual property rights. To the extent we develop, introduce and acquire products, such risk may be exacerbated. We have in the past been subject to such claims. For example, as described in more detail in “Note 12. Commitments and Contingencies” of our consolidated financial statements in this Annual Report on Form 10-K, in April 2012, we lost a case brought against us by Fresh Del Monte Produce Inc. As a result of the final judgment against us, we were required to pay, among other things, compensatory damages of approximately $16.6 million. We also voluntarily stopped producing certain fruit products named in the litigation. See “Note 12. Commitments and Contingencies” of our consolidated financial statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a discussion of this case. Claims of infringement or violation may require us to engage in litigation to determine the scope and validity of such claims, change our products or cease selling certain products. Any of such events may adversely impact our results of operations.

Our business could be harmed by strikes or work stoppages by Del Monte employees.

As of April 28, 2013, we have 16 collective bargaining agreements with 15 union locals covering approximately 71% of our hourly full time and seasonal employees. Of these employees, approximately 30% are covered under collective bargaining agreements scheduled to expire in fiscal 2014 and approximately 22% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2015. We may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of our significant collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

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

As of April 28, 2013, as listed below, our principal facilities included 16 production facilities and nine distribution centers in the U.S, and three production facilities in foreign locations. Our combined production facilities total approximately 5.7 million square feet of owned property, while our distribution centers total approximately 1.6 million square feet of owned property and approximately 3.0 million square feet of leased property. We generally own our production facilities. Our Company-managed distribution centers are owned or leased by us. We also use distribution centers operated by third parties. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties are subject to first lien mortgages and second lien mortgages in favor of the lenders under our senior secured term loan facility and our senior secured asset-based revolving credit facility, respectively.

The following table lists our principal production facilities and distribution centers as of April 28, 2013:

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

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We also lease additional administrative facilities in Pittsburgh, PA. We own our primary research and development facility in Walnut Creek, CA. In addition, our research and development facilities in Terminal Island, CA are located on leased land. In fiscal 2013, we closed our Kingsburg, California production facility following the summer’s peach canning season. In February 2013, the Company sold a portion of the Kingsburg facility (processing facility and adjacent warehouse) to a non-profit organization for $1.4 million in cash. In March 2013, we entered into an agreement to lease a second Kingsburg warehouse facility for approximately 18 months, at which point the warehouse will be sold for approximately $7.3 million of cash.

Additionally, we have agreements with third-parties who provide distribution center operations. Under these agreements, the third-party leases the facility and operates the distribution center. We pay a service fee based on the services they provide for us. These agreements generally have terms ranging from 3 to 5 years.

As of April 28, 2013, we had certain properties held for sale with no net book value.

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

Market and Dividend Information

As of April 28, 2013, our outstanding common stock was privately held, and there was no established public trading market for our common stock.

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

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended April 28, 2013.

Issuer Purchases of Equity Securities

No DMC shares were repurchased during fiscal 2013.

Item 6.	Selected Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated (in millions). The selected historical financial data presented below was derived from the audited balance sheets as of April 28, 2013, April 29, 2012, May 1, 2011, May 2, 2010 and May 3, 2009, respectively, and the audited statements of income (loss) for fiscal 2013, fiscal 2012, the periods

March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011, fiscal 2010 and fiscal 2009, respectively, as audited by KPMG LLP. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011 (b)	May 3, 2010 through March 7, 2011 (c)	Fiscal 2010	Fiscal 2009
Statement of income (loss) data (a):
Net sales	$3,819.4	$3,676.2	$564.8	$3,101.3	$3,739.8	$3,626.9
Cost of products sold	2,718.7	2,623.6	457.0	2,073.6	2,510.6	2,622.7

Gross profit	1,100.7	1,052.6	107.8	1,027.7	1,229.2	1,004.2
Selling, general and administrative expense	716.2	682.4	108.9	535.7	721.2	643.3
Transaction and related costs	—	—	82.8	68.8	—	—

Operating income (loss)	384.5	370.2	(83.9)	423.2	508.0	360.9
Interest expense	257.9	251.1	44.3	66.7	116.3	110.3
Other (income) expense	(12.5)	55.5	25.7	(5.2)	9.8	24.1

Income (loss) from continuing operations before income taxes	139.1	63.6	(153.9)	361.7	381.9	226.5
Provision (benefit) for income taxes	47.2	32.3	(49.0)	139.8	139.9	78.8

Income (loss) from continuing operations	91.9	31.3	(104.9)	221.9	242.0	147.7
Income from discontinued operations (net of taxes or (benefit) of $(1.0), $(1.3), $0.2, $(2.6), $(0.9), and $14.3, respectively)	0.3	1.3	0.4	0.9	2.3	24.6

Net income (loss)	$92.2	$32.6	$(104.5)	$222.8	$244.3	$172.3

	Successor				Predecessor
	April 28, 2013	April 29, 2012	May 1, 2011		May 2, 2010	May 3, 2009
Balance sheet data (a):
Total assets	$7,363.1	$7,243.1	$7,203.7		$4,288.9	$4,321.3
Long-term debt, excluding current portion	3,902.7	3,883.0	3,973.1		1,255.2	1,525.9
Stockholder’s equity	1,593.9	1,501.3	1,485.4		1,827.4	1,606.5

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011 (b)	May 3, 2010 through March 7, 2011 (c)	Fiscal 2010	Fiscal 2009
Cash flow data (a):
Cash flows provided by operating activities	$306.3	$340.7	$85.2	$254.3	$355.9	$200.6
Cash flows provided by (used in) investing activities	(116.4)	(122.8)	(3,882.7)	(66.1)	(104.9)	277.1
Cash flows provided by (used in) financing activities	(0.6)	(23.7)	4,002.6	(91.5)	(336.2)	(361.3)
Capital expenditures	108.0	81.8	25.8	66.1	104.9	88.7

(a)	For all periods presented, the operating results of the StarKist Seafood Business have been classified as discontinued operations. We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Statement of Cash Flows for all periods presented.
(b)	The financial results for the period March 8, 2011 through May 1, 2011 represent the 8-week Successor period reflecting the Merger.
(c)	The financial results for the period May 3, 2010 through March 7, 2011 represent the 44-week Predecessor period prior to the Merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended April 28, 2013. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended April 28, 2013 and April 29, 2012 and the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

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

Fiscal Year

Our fiscal year ends on the Sunday closest to April 30. Every five or six years, depending on leap years, our fiscal year has 53 weeks. Fiscal 2013, fiscal 2012, and the twelve months ended May 1, 2011 each contained 52 weeks.

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

Background

Del Monte Corporation and its consolidated subsidiaries (“Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names and food brands such as Del Monte, Contadina, College Inn, S&W and other brand names.

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (dollars in millions):

	Successor
	Fiscal 2013	Fiscal 2012	Change	% Change	Volume (a)	Rate (b)
Net sales	$3,819.4	$3,676.2	$143.2	3.9%	0.8%	3.1%
Cost of products sold	2,718.7	2,623.6	95.1	3.6%	1.4%	2.2%

Gross profit	1,100.7	1,052.6	48.1	4.6%
Selling, general and administrative (“SG&A”) expense	716.2	682.4	33.8	5.0%

Operating income	$384.5	$370.2	$14.3	3.9%

Gross margin	28.8%	28.6%

SG&A as a % of net sales	18.8%	18.6%

Operating income margin	10.1%	10.1%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

	Trailing Twelve Months Ended April 28, 2013	Trailing Twelve Months Ended April 29, 2012
Adjusted EBITDA (as specified in our debt agreements (c))	$587.7	$590.7
Ratio of net debt to Adjusted EBITDA (d)	5.8x	6.1x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

Executive Overview

In fiscal 2013, we achieved net sales of $3,819.4 million, operating income of $384.5 million and net income of $92.2 million. In fiscal 2012 our net sales were $3,676.2 million, operating income was $370.2 million and net income was $32.6 million.

Adjusted EBITDA was $587.7 million for the trailing twelve months ended April 28, 2013 and $590.7 million for the trailing twelve months ended April 29, 2012. Our ratio of net debt to Adjusted EBITDA was 5.8x for the trailing twelve months ended April 28, 2013 and 6.1x for the trailing twelve months ended April 29, 2012. Refer to “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of these measures to the most directly comparable GAAP measures as presented in our financial statements.

Net sales increased $143.2 million in fiscal 2013 resulting primarily from higher sales in our Pet Products segment driven by net pricing (pricing net of trade spending) and new product sales, partially offset by elasticity (the volume decline associated with price increases).

Operating income in fiscal 2013 increased by $14.3 million driven by the increase in net sales, partially offset by increased operating and marketing costs.

At April 28, 2013, our total debt was $3,985.1 million. On June 27, 2013, in accordance with the terms of our Senior Secured Term Loan Credit Agreement, we made a payment of $74.5 million representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013. As a result of this excess cash flow payment, no quarterly payments will be due in fiscal 2014.

On May 22, 2013, we announced that we signed a merger agreement to acquire Natural Balance Pet Foods, Inc. (“Natural Balance”), makers of super-premium pet food for dogs and cats sold throughout North America. We believe Natural Balance will complement our substantial pet products portfolio because Natural Balance operates in high growth channels where we are currently underrepresented. We anticipate that the merger will close in July, subject to customary closing conditions and regulatory clearances.

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

To drive our transformation, we developed a plan outlining the initiatives to be completed over a three year period. In fiscal 2013, we focused on these initiatives by applying insights and improved go-to-market capabilities developed in fiscal 2012 to build a foundation for future growth. We created a Market Development Organization (“MDO”) within our Pet Products and Consumer Products segments to further link sales and marketing for fully integrated performance. The MDO will serve to translate, integrate and activate both our strategies, as well as our customer’s strategies, into business plans. The concept of an MDO is not unique to us – it is a proven approach successfully employed by other consumer products companies. During fiscal 2014, we will continue to build out and capitalize on this new business structure. As a result of the organizational changes we made in fiscal 2013, we expect to accelerate top line growth and Adjusted EBITDA in the future. Our objective is sustainable Adjusted EBITDA growth based on strong brands coupled with higher levels of innovation.

Results of Operations

Fiscal 2013 vs. Fiscal 2012

Net sales

	Fiscal 2013	Fiscal 2012	Change	% Change	Volume (a)	Rate (b)
	( in millions)
Net sales:
Pet Products	$1,989.0	$1,860.8	$128.2	6.9%	2.6%	4.3%
Consumer Products	1,830.4	1,815.4	15.0	0.8%	(0.9%)	1.7%

Total	$3,819.4	$3,676.2	$143.2	3.9%

(a)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased by $143.2 million, or 3.9%, in fiscal 2013 compared to fiscal 2012. The increase was primarily due to increased net sales in our Pet Products segment, driven by net pricing (pricing net of trade spending) and new product sales, partially offset by elasticity (the volume decline associated with price increases).

Net sales in our Pet Products segment increased $128.2 million, or 6.9%, in fiscal 2013 compared to fiscal 2012. The increase was driven by net pricing and new product sales, partially offset by elasticity. New product sales included Meow Mix Tender Centers, Pup-Peroni Mix Stix, Meow Mix Paté Toppers, and Milk-Bone Trail Mix.

Net sales in our Consumer Products segment increased by $15.0 million, or 0.8%, in fiscal 2013 compared to fiscal 2012. This increase was primarily driven by net pricing and new product sales, offset by elasticity and lower retail sales of existing products. The lower retail sales were driven by lower produce sales resulting from the discontinuance of certain products as a result of the judgment in the Fresh Del Monte Produce Inc. (“Fresh Del Monte”) litigation and lower fruit sales due to the low peach pack, partially offset by increased vegetable sales resulting from a strong Easter promotional period.

Cost of products sold

Cost of products sold increased by $95.1 million, or 3.6%, in fiscal 2013 compared to fiscal 2012. This increase was primarily due to higher ingredient costs in our Pet Products segment as well as the higher sales volumes mentioned above, partially offset by productivity savings.

While the impact of hedging is reflected in Corporate other (income) expense in the current period, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which will primarily impact fiscal 2014 and beyond and will cause the impact of hedged costs to be reflected in our cost of products sold in those future periods to the extent our hedge positions remain effective. See other (income) expense below.

In fiscal 2014, we expect overall costs, primarily driven by raw product and ingredient costs, packaging costs and transportation costs, to be higher than in fiscal 2013, although at a reduced level of inflation. We continue to expect strong productivity savings in fiscal 2014.

Gross margin

Our gross margin percentage for fiscal 2013 increased 0.2 points to 28.8% compared to fiscal 2012. Gross margin was impacted by a 2.2 margin point increase due to pricing, partially offset by a 1.6 margin point decrease related to the higher costs noted above and a 0.4 margin point decrease due to product mix.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense increased by $33.8 million, or 5.0%, during fiscal 2013 compared to fiscal 2012. This increase was primarily driven by increased marketing expense and increased compensation costs under our Annual Incentive Plan, partially offset by the absence of prior year litigation costs related to the Fresh Del Monte judgment and lower consulting costs in the current year.

Operating income

	Fiscal 2013	Fiscal 2012	Change	% Change
	( in millions)
Operating income:
Pet Products	$329.4	$323.2	$6.2	1.9%
Consumer Products	121.2	117.2	4.0	3.4%
Corporate (a)	(66.1)	(70.2)	4.1	5.8%

Total	$384.5	$370.2	$14.3	3.9%

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2013, Corporate includes $13.9 million of restructuring related expenses.

Operating income increased by $14.3 million, or 3.9%, during fiscal 2013 compared to fiscal 2012, primarily due to the increased net sales mentioned above as well as productivity savings and the absence of prior year litigation costs related to the Fresh Del Monte judgment, partially offset by increased operating costs, increased marketing costs and higher compensation costs under our Annual Incentive Plan. The increased operating costs were primarily due to higher ingredient costs in our Pet Products segment.

Our Pet Products segment’s operating income increased by $6.2 million, or 1.9%, during fiscal 2013 compared to fiscal 2012. This increase was driven primarily by increased net sales as mentioned above, partially offset by higher operating costs (including ingredient costs), higher marketing expenses and higher general and administrative expenses. Pet Products operating income for fiscal 2013 was also impacted by approximately $10.1 million of costs associated with the voluntary recall of certain of our Milo’s Kitchen chicken dog treat products, net of expected insurance recoveries.

Our Consumer Products segment’s operating income increased by $4.0 million, or 3.4%, during fiscal 2013 compared to fiscal 2012. This increase was driven primarily by the increased net sales mentioned above, as well as lower general and administrative costs due to the absence of prior year litigation costs related to the Fresh Del Monte judgment, partially offset by increased marketing costs and unfavorable product mix. Had the litigation costs not occurred in the prior year, general and administrative costs would have been higher year over year.

Our Corporate expenses decreased by $4.1 million, or 5.8%, in fiscal 2013 compared to fiscal 2012 primarily due to lower severance expenses in fiscal 2013 and the absence of the fiscal 2012 make-whole payment to our Chief Executive Officer, partially offset by the costs associated with the closure of our Kingsburg, California facility in fiscal 2013.

Interest expense

Interest expense increased by $6.8 million, or 2.7%, in fiscal 2013 compared to fiscal 2012. This increase was driven primarily by the write-off of deferred financing fees in connection with the annual excess cash flow payment and the repricing of debt discussed in Liquidity and Capital Resources below, partially offset by lower average debt balances.

Other (income) expense

Other income of $12.5 million for fiscal 2013 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate hedging contracts. The gains on commodity hedging contracts recorded in fiscal 2013 partially offset both ingredient cost increases seen in cost of products sold above and ingredient cost increases that we expect to see in future quarters. Other expense of $55.5 million for fiscal 2012 was comprised primarily of losses on interest rate hedging contracts.

Provision for income taxes

The effective tax rate for continuing operations for fiscal 2013 was 33.9% compared to 50.8% for fiscal 2012. The change in the effective tax rate was primarily due to the non-deductibility of certain severance related expenses in the prior year, along with a decrease in state taxes resulting from a change in state tax law and an increase in the domestic manufacturing deduction in the current year. We expect our effective tax rate to be between 36% and 38% in fiscal 2014.

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

	Trailing Twelve Months Ended April 28, 2013		Trailing Twelve Months Ended April 29, 2012
	(dollars in millions)
Reconciliation:
Operating income	$384.5		$370.2
Other income (expense)	12.5		(55.5)
Adjustments to derive EBITDA:
Depreciation and amortization expense(1)	154.5		149.8
Amortization of debt issuance costs and debt discount(2)	(24.2)		(25.2)

EBITDA	$527.3		$439.3
Non-cash charges	3.9		4.4
Derivative transactions(3)	(0.9)		60.4
Non-cash stock based compensation	7.3		9.7
Non-recurring gains (losses)	12.6		23.3
Merger-related items	—		13.3
Business optimization charges	27.1		30.2
Other	10.4		10.1

Adjusted EBITDA	$587.7		$590.7

Net Debt(4)	$3,390.9		$3,580.3
Ratio of net debt to Adjusted EBITDA	5.8	x	6.1	x

(1)

Includes $7.8 million of accelerated depreciation in the trailing twelve months ended April 28, 2013 related to the closure of our Kingsburg, California facility. See “Note 18. Exit or Disposal Activities” in our notes to consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(3)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

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

In February 2013, the Venezuelan government announced its decision to devalue its currency. It was also announced that the currency market administered by the central bank known as SITME that traded at 5.30 bolivar fuertes per dollar will be eliminated. As a result, the official exchange rate changed from 4.30 to 6.30. We remeasure most income statement items of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which will be 6.30. Our Venezuelan subsidiary represented less than 1% of consolidated assets and less than 3% of consolidated net sales for the fiscal year ended April 28, 2013. We will continue to evaluate the impact this change will have on our business.

Fiscal 2012 vs. Successor Period and Predecessor Period

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

Net sales increased by $10.1 million, or 0.3%, in fiscal 2012 compared to the Successor Period and Predecessor Period combined. The increase was due to increased net sales in our Pet Products segment, driven by new product sales and net pricing, offset by decreased net sales in our Consumer Products segment, driven by lower retail sales. Net pricing was positive in both the Pet Products and Consumer Products segments, though impacted by increased trade promotional activity.

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
(b)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2012, the Successor Period and the Predecessor Period, Corporate includes $0.0, $82.8 million and $68.8 million of transaction-related costs, respectively

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

Liquidity and Capital Resources

We have cash requirements that vary based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our term loans, our senior notes, our revolver and, if necessary, our letters of credit), contributions to our pension plans, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions or transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell. We also have the flexibility to borrow from our revolving credit facility.

We made contributions to our defined benefit pension plan of $15.0 million for fiscal 2013. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We made contributions in excess of our required minimum amounts during fiscal 2013 and fiscal 2012. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make contributions of approximately $15.0 million in fiscal 2014.

On May 22, 2013, we announced that we signed a merger agreement to acquire Natural Balance Pet Foods, Inc. (“Natural Balance”), makers of super-premium pet food for dogs and cats sold throughout North America. We believe Natural Balance will complement our substantial pet products portfolio because Natural Balance operates in high growth channels where we are currently underrepresented. We anticipate that the merger will close in July, subject to customary closing conditions and regulatory clearances. We plan to use cash on hand to fund the Natural Balance transaction.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months, as well as to fund the acquisition of Natural Balance mentioned above.

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

On February 5, 2013, we entered into an amendment to our Senior Secured Term Loan Credit Agreement. The amendment, among other things, (1) lowered the LIBOR rate floor on term loans under the credit agreement from 1.50% to 1.00% and the base rate floor from 2.50% to 2.00%; (2) added a leverage-based pricing step-down whereby, in the event our ratio of consolidated total debt to EBITDA is at or less than 5.75 to 1.00, the applicable interest margin decreases from 3.00% to 2.75% on LIBOR rate loans and from 2.00% to 1.75% on base rate loans; and (3) provided for an increase by $100 million in the aggregate principal amount of term loans outstanding.

Interest Rates. Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.00%) or (ii) a base rate (with a floor of 2.00%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of April 28, 2013, the applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. In the event the ratio of consolidated total debt to EBITDA is at or less than 5.75 to 1.00, the applicable interest margin decreases from 3.00% to 2.75% on LIBOR rate loans and from 2.00% to 1.75% on base rate loans. See “Note 6. Derivative Financial Instruments” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our interest rate swaps.

Principal Payments. The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from March 31, 2013 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. Under the original Term Loan Facility, on June 28, 2012, we made a payment of $91.1 million representing the annual excess cash flow payment due for the fiscal year ended April 29, 2012. Under the amended Term Loan Facility, on June 27, 2013, we made a payment of $74.5 million representing the annual excess cash flow payment due for the fiscal year ended April 28, 2013. No quarterly payments will be due in fiscal 2014 due to the excess cash flow payment being applied to such quarterly payments. As of April 28, 2013, the amount of outstanding loans under the Term Loan Facility was $2,681.9 million and the blended interest rate payable was 4.00%, or 5.04% after giving effect to our interest rate swaps. See “Note 6. Derivative Financial Instruments” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our interest rate swaps.

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

Availability under the ABL Facility. Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of April 28, 2013, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $34.5 million and the net availability under the ABL Facility was $445.5 million.

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

Prior Credit Facility

Our prior credit facility consisted of a revolving credit facility (the “Revolver”) and a Term A facility (collectively, the “Prior Credit Facility”). We borrowed $491.6 million under the Revolver, and repaid a total of $491.6 million for the period May 3, 2010 through March 7, 2011. On March 8, 2011, in connection with the Merger, we repaid in full all outstanding loans together with interest and all other amounts due under the Prior Credit Facility and terminated the Prior Credit Facility.

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

Deferred Debt Issuance and Debt Extinguishment Costs

In connection with entering into the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and the Senior Notes Indenture, we capitalized $164.2 million of deferred debt issuance costs. These costs are being amortized as interest expense over the term of the related debt instrument. In connection with the tender offers for the 6 3/4% Notes and 7 1/2% Notes, we recognized $15.8 million of expense (included in other (income) expense for the Successor Period) which represents the excess cash consideration paid in connection with the tender offers and redemption of the remaining senior subordinated notes over the fair value of the senior subordinated notes as of the Merger date. In addition, in accordance with the acquisition method of accounting described in “Note 1. Business and Basis of Presentation” to our consolidated financial statements in this Annual Report on Form 10-K, outstanding debt immediately prior to the Merger was recorded on the opening balance sheet for the Successor Period at fair value. Because we adjusted the book value of the Prior Credit Facility and senior subordinated notes to fair value, $25.2 million of deferred debt issuance costs and $94.2 million of debt extinguishment costs (including tender offer premiums) were reflected as a fair value adjustment rather than being written off.

During fiscal 2013, we wrote off certain deferred debt issuance costs in connection with the Senior Secured Term Loan Credit Agreement excess cash flow payment and amendment described above.

Maturities

As of April 28, 2013, mandatory payments of long-term debt (representing debt under the Term Loans (including the excess cash flow payment of $74.5 million discussed above) and the 7.625% Notes) are as follows (in millions) 1:

2014	$74.5
2015	26.4
2016	26.4
2017	26.4
2018	2,528.2
Thereafter	1,300.0

[1]	Does not reflect any excess cash flow or other principal prepayments beyond fiscal 2014 that may be required under the terms of the Senior Secured Term Loan Credit Agreement, as described above.

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

Senior Notes Indenture Restrictive Covenants. The restrictive covenants in the Senior Notes Indenture include covenants limiting our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain types of preferred stock, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, repurchase our capital stock, make investments, prepay certain indebtedness, and engage in certain transactions with affiliates, as well as limiting the ability of our restricted subsidiaries to create restrictions on payments to us.

Financial Maintenance Covenants. The Term Loan Facility, ABL Facility and Senior Notes Indenture generally do not require that we comply with financial maintenance covenants. The ABL Facility, however, contains a financial covenant that applies if availability under the ABL Facility falls below a certain level.

Effect of Restrictive and Financial Covenants. The restrictive and financial covenants in the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and Senior Notes Indenture may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest, such as acquisitions. We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of April 28, 2013. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and Senior Notes Indenture, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations.”

Dividends and Stock Repurchases

During the Predecessor Period aggregate dividends of $53.0 million were declared, and dividends of $62.9 million were paid.

In June 2010, DMFC announced that its Board had authorized the repurchase of up to $350.0 million of DMFC common stock over the next 36 months. DMFC then entered into an accelerated stock buyback agreement (“ASB”) with Goldman Sachs & Co. (“Goldman Sachs”). Under the ASB, we paid Goldman Sachs $100 million from available cash on hand to purchase outstanding shares of DMFC common stock, and received 6,215,470 shares of DMFC common stock from Goldman Sachs. Final settlement of the ASB occurred on August 2, 2010, resulting in our receiving an additional 885,413 shares of DMFC common stock. The total number of shares that we ultimately repurchased under the ASB was generally based on the average daily volume-weighted average share price of DMFC common stock over the duration of the transaction.

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

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

Off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $234.7 million as of April 28, 2013.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at April 28, 2013:

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$5,185.6	$306.0	$511.5	$2,989.6	$1,378.5
Capital lease obligations	—	—	—	—	—
Operating lease obligations	234.7	48.6	84.9	50.1	51.1
Purchase obligations (2)	1,894.5	767.2	377.2	317.0	433.1
Other long-term liabilities reflected on the Balance Sheet (3)	272.0	—	88.7	53.3	130.0

Total contractual obligations	$7,586.8	$1,121.8	$1,062.3	$3,410.0	$1,992.7

(1)	Includes interest expense calculated using the stated interest rate for the 7.625% Notes and the interest rate at April 28, 2013 for the Term Loan Facility, as described above. Does not reflect any excess cash flow payment beyond fiscal 2014 or other principal prepayments that may be required under the terms of the Senior Secured Term Loan Credit Agreement, as described above.
(2)	Purchase obligations consist primarily of fixed commitments under supply, ingredient, packaging, co-pack, grower commitments and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at April 28, 2013, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers, and therefore, are not reflected in the above table. However, certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of April 28, 2013. Aggregate future payments for our grower commitments are estimated based on April 28, 2013 pricing and volume for the fiscal year ended April 28, 2013. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at April 28, 2013 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2012, the most recent period for which annual incentive awards have been paid as of April 28, 2013. Aggregate future payments under the monitoring agreement with the Sponsors are estimated as the minimum payment for five years.
(3)	As of April 28, 2013, we had non-current unrecognized tax benefits of $8.4 million ($6.4 million net of tax benefits). We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to insurance requirements and our South America operations. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On April 28, 2013, we had $34.5 million of outstanding standby letters of credit.

Cash Flow

In fiscal 2013, fiscal 2012, the Successor Period, and the Predecessor Period our cash and cash equivalents increased by $191.4 million $197.6 million, $57.6 million, and $93.9 million, respectively.

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
	(in millions)			(in millions)
Net cash provided by operating activities	$306.3	$340.7	$85.2	$254.3
Net cash used in investing activities	(116.4)	(122.8)	(3,882.7)	(66.1)
Net cash provided by (used in) financing activities	(0.6)	(23.7)	4,002.6	(91.5)

Cash provided by operating activities during fiscal 2013 decreased $34.4 million compared to fiscal 2012. This decrease was driven primarily by the absence of a prior year $61.7 million income tax refund and unfavorable timing of accounts payable payments in the current year. This decrease was partially offset by the absence of prior year merger related payments.

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

Investing Activities

Cash used in investing activities was $116.4 million during fiscal 2013, of which $108.0 million represented capital expenditures and $12.0 million was for the purchase of a fruit processing plant and warehouse facility based in Yakima County, Washington out of the bankruptcy estate of Snokist Growers.

Cash used in investing activities was $122.8 million during fiscal 2012, of which $81.8 million represented capital expenditures and $41.0 million related to amounts paid in connection with the Merger (relating to our financial contribution to the shareholder litigation settlement).

Capital spending for fiscal 2014 is expected to approximate $100 million to $110 million and is expected to be funded by cash on hand and cash generated by operating activities. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2013, we made term loan principal payments of $97.8 million (including the excess cash flow payment of $91.1 million due for fiscal 2012), borrowed an additional $100.0 million on our term loan and had net borrowings on foreign short-term borrowings of $1.4 million.

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

During the Predecessor Period, we made scheduled repayments of long-term debt of $22.5 million and had net proceeds from short-term debt of $4.9 million. In addition, we paid $62.9 million in dividends, paid $100.0 million for the repurchase of DMFC common stock and received $59.6 million of proceeds from the issuance of DMFC common stock.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during fiscal 2013 resulted in net increases to the trade promotion liability and decreases in net sales from continuing operations of $2.3 million, which related to prior year activity, of which $2.5 million related to our Consumer Products segment, offset by a net decrease to the trade promotion liability and increase in net sales from continuing operations of $0.2 million related to our Pet Products segment. Our evaluations during fiscal 2012 resulted in net reductions to the trade promotion liability and increases in net sales from continuing operations of $1.6 million, which related to prior year activity, of which $4.1 million related to our Pet Products segment, offset by a net increase to the trade promotion liability and decrease in net sales from continuing operations of $2.5 million related to our Consumer Products segment. All the adjustments noted above are not material to trade promotion expense for the respective periods.

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

We did not recognize any impairment charges for our goodwill during fiscal 2013, fiscal 2012, the Successor Period, or the Predecessor Period. We did not recognize any impairment charges for our Amortizing Brands during fiscal 2013, fiscal 2012, the Successor Period or the Predecessor Period. We did not recognize any impairment charges for our Non-Amortizing Brands during fiscal 2013, the Successor Period or the Predecessor Period. During fiscal 2012, we recognized an impairment charge of $0.2 million related to one of our Consumer Products Non-Amortizing Brands. As of April 29, 2013, we had $2,119.7 million of goodwill, $1,871.4 million of Non-Amortizing Brands, $70.1million of Amortizing Brands, net of amortization and $782.8 million of customer relationships, net of amortization. The Pet Products segment has 93% of the goodwill and 68% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 30% of Non-Amortizing Brands. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 41% of Non-Amortizing Brands.

We have not identified any events that lead us to believe that goodwill or additional Non-Amortizing brands are impaired as of April 28, 2013. In our fiscal 2013 impairment test, our Pet Products reporting unit had excess fair value over the book value of net assets of approximately 11% and our Consumer Products reporting unit had excess fair value over the book value of net assets of approximately 16%. Additionally, our Non-Amortizing Brands each had excess fair value over the book value of at least 9%. Our forecasts utilized in our fiscal 2013 impairment test assume, among other things, that we will achieve sales growth by successfully executing broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. This assumption is particularly important for brands that have not historically experienced sufficient levels of advertising and other consumer communications because the impact of such activities on sales growth and pricing power is difficult to predict. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our qualified DB plan and other benefits:

	April 28, 2013	April 29, 2012
Pension benefits
Discount rate used in determining projected benefit obligation	3.90%	4.60%
Rate of increase in compensation levels	3.69%	3.68%
Other benefits
Discount rate used in determining projected benefit obligation	4.25%	4.90%

The following table presents the weighted-average assumptions used to determine our periodic benefit cost for our qualified DB plan and other benefits:

	Fiscal 2013	Fiscal 2012
Pension benefits
Discount rate used to determine periodic benefit cost	4.60%	5.50%
Rate of increase in compensation levels	3.68%	4.69%
Long-term rate of return on assets	7.25%	7.50%
Other benefits
Discount rate used to determine periodic benefit cost	4.90%	5.75%

For measurement purposes, an 8.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for the preferred provider organization plan and associated indemnity plans in fiscal 2013 and an 8.4% annual rate of increase in the per capital cost of covered health care benefits was assumed for fiscal 2012. The rate of increase is assumed to decline gradually to 4.0%. For the health maintenance organization plans, an 8.7% annual rate of increase in the per capita cost of covered health care benefits was assumed in fiscal 2013 and a 9.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2012. The rate of increase is assumed to decline gradually to 4.0%. A 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the dental and vision plans for fiscal 2013 and fiscal 2012.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following assumptions, our projected benefit obligation and expense for fiscal 2013 would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension benefits
Discount rate used in determining projected benefit obligation	$(42.4)	$48.5
Discount rate used in determining net pension expense	1.3	0.2
Long-term rate of return on assets used in determining net pension expense	(4.5)	4.5
Other benefits
Discount rate used in determining projected benefit obligation	(16.4)	20.5

An increase in the assumed health care cost trend of 100 basis points in each year would increase the postretirement benefit obligation at April 28, 2013 by $17.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for fiscal 2013 by $1.4 million. A decrease in the assumed health care cost trend of 100 basis points would decrease the postretirement benefit obligation at April 28, 2013 by $14.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for fiscal 2013 by $1.1 million.

Future Expense

For fiscal 2014, expected return on assets for our qualified DB plan exceeds service and interest costs, resulting in a net credit of approximately $2.1 million to pension expense. Our fiscal 2014 other benefits expense is currently estimated to be approximately $4.4 million. These estimates incorporate our fiscal 2014 assumptions. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Post-Merger Stock Compensation

Subsequent to the Merger, Parent has issued to certain of our executive officers and other employees service-based stock options, performance-based stock options and restricted common stock. Service-based stock options generally vest over a four or five-year period and generally have a ten-year term until expiration. Performance-based stock options granted prior to fiscal 2013 initially were to vest only if certain pre-determined performance criteria are met and also have a ten-year term. Certain shares of restricted common stock vested immediately, while certain other shares vest in equal annual installments over a three-year period.

During fiscal 2013, Parent modified the outstanding performance-based options. For half of the performance-based options the performance targets were revised (“EBITDA Performance Options”). For the remaining half of the then-outstanding performance-based options (“Exit Return Performance Options”), the modification resulted in vesting now being subject only to market-based vesting conditions, where upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold. As a result of the modification to the Exit Return Performance Options, we reversed approximately $2.0 million of compensation expense that was previously recorded on these options. As a result of the modification of the EBITDA Performance Options, we reversed approximately $2.0 million of compensation expense that was previously recorded on these options. See “Note 8. Stock Plans” to our consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Our Post-Merger Stock Option Assumptions. We measure stock option expense for service-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted for fiscal 2013 was $4.3 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during fiscal 2013 and fiscal 2012:

	Fiscal 2013	Fiscal 2012
Expected life (in years)	5.9	6.5
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.03%	1.61%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$5.00	$5.55
Weighted average option value	$2.16	$2.21

Sensitivity of Assumptions (1). Regarding service-based options granted during fiscal 2013, if we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Expected life	7.4%	(8.3%)
Expected volatility	1.9%	(1.9%)
Risk-free interest rate	4.0%	(4.0%)
Dividend yield	9.5%	NA

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price equal to the fair value on the date of grant, exercise price equal to the weighted-average exercise price of options granted during fiscal 2013, expected life of 5.9 years, risk-free interest rate based on the weighted-average rate for five-year and seven-year Treasury constant maturity bonds on the date of grant, average stock volatility based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant, and expected dividend yield of 0.0%.

Valuation of Performance-based Options. The fair value of performance options was determined based on a Black-Scholes valuation model. Weighted-average key inputs for options granted during fiscal 2013 (including the modified options) were: an expected life of 5.4 years, expected volatility of 45% and a risk-free rate of 0.90%. The fair value of performance-based stock options granted for fiscal 2013 was $12.4 million.

Sensitivity of Assumptions (1). Regarding performance-based options granted during fiscal 2013, if we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Expected life	9.0%	(10.2%)
Expected volatility	2.1%	(2.1%)
Risk-free interest rate	4.1%	(4.1%)
Dividend yield	9.1%	NA

(1)	Sensitivity to changes in assumptions was determined using the Black-Scholes valuation model with the following assumptions: stock price equal to the fair value on the date of grant, exercise price equal to the weighted-average exercise price of options granted during fiscal 2013, expected life of 5.4 years, risk-free interest rate based on the weighted-average rate for five-year and seven-year Treasury constant maturity bonds on the date of grant, average stock volatility based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant, and expected dividend yield of 0.0%.

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

The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during the Predecessor Period:

Predecessor
May 3, 2010 through March 7, 2011
Expected life (in years)	6.0
Expected volatility	29.4%
Risk-free interest rate	1.70%
Dividend yield	2.4%
Weighted average exercise price	$12.64
Weighted average option value	$2.90

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2013 we increased our estimate of retained-insurance liabilities related to prior year by approximately $0.9 million primarily as a result of unfavorable claims history. During fiscal 2012 we reduced our retained-insurance liabilities related to the prior year by $0.8 million primarily as a result of favorable claims history.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update that permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current accounting standards. The guidance is effective for us in the first quarter of fiscal 2014, with early adoption permitted. The adoption of this standard will not impact our financial results.

In February 2013, the FASB issued an Accounting Standards Update related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. The adoption of this standard will result in expanded disclosures in the consolidated financial statement footnote disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other price and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of April 28, 2013, we had both cash flow and economic hedges.

During fiscal 2013, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $28.4 million and non-current liabilities of $33.5 million at April 28, 2013. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $15.5 million and non-current liabilities of $50.6 million at April 29, 2012.

Assuming average floating rate term loans during the fiscal year ended April 28, 2013 and average revolver borrowings during the year (which were zero), a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $17.3 million annually.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. We account for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense.

On April 28, 2013, the fair values of our commodities hedges were recorded as current assets of $3.8 million and current liabilities of $10.6 million. On April 29, 2012, the fair values of our commodities hedges were recorded as current assets of $9.5 million and current liabilities of $8.0 million.

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

	Successor
	April 28,	April 29,
	2013	2012
Effect of a hypothetical 10% change in market price
Commodity contracts	$26.4	$15.9

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We account for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. As of April 28, 2013, we did not have any outstanding foreign currency hedges because we believe it is not in our best interest at this time. We may again in the future enter into Mexican peso or Canadian dollar forward contracts.

As of April 29, 2012, the fair values of our foreign currency hedges were recorded as current assets of $1.0 million.

The table below (in millions) presents our foreign currency derivative contracts as of April 28, 2013 and April 29, 2012:

	Successor
	April 28, 2013	April 29, 2012
Contract amount (Mexican pesos)	$—	$41.6

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	Successor
	April 28,	April 29,
	2013	2012
Fair value of foreign currency contracts, net asset	N/A	$1.0
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	N/A	(3.8)

Item 8.	Financial Statements and Supplementary Data

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm—KPMG LLP	52
Consolidated Balance Sheets (Successor)—April 28, 2013 and April 29, 2012	53
Consolidated Statements of Income (Loss)—for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)	54
Consolidated Statements of Comprehensive Income (Loss) —for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)	55
Consolidated Statements of Stockholder’s Equity – for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)	56
Consolidated Statements of Cash Flows—for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)	57
Notes to the Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Del Monte Corporation

We have audited the accompanying consolidated balance sheets of Del Monte Corporation and subsidiaries (the Company) as of April 28, 2013 (Successor) and April 29, 2012 (Successor), and the related consolidated statements of income (loss), comprehensive income (loss), stockholder’s equity, and cash flows for each of the years ended April 28, 2013 (Successor) and April 29, 2012 (Successor), and the periods from March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Monte Corporation and subsidiaries as of April 28, 2013 (Successor) and April 29, 2012 (Successor), and the results of their operations and their cash flows for each of the years ended April 28, 2013 (Successor) and April 29, 2012 (Successor), and the periods from March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

June 28, 2013

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	Successor
	April 28, 2013	April 29, 2012
ASSETS
Cash and cash equivalents	$594.2	$402.8
Trade accounts receivable, net of allowance	191.7	195.3
Inventories	722.1	748.7
Prepaid expenses and other current assets	130.1	125.1

Total current assets	1,638.1	1,471.9
Property, plant and equipment, net	763.9	729.2
Goodwill	2,119.7	2,119.7
Intangible assets, net	2,724.3	2,774.2
Other assets, net	117.1	148.1

Total assets	$7,363.1	$7,243.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	$541.8	$501.9
Short-term borrowings	3.2	3.3
Current portion of long-term debt	74.5	91.1

Total current liabilities	619.5	596.3
Long-term debt	3,902.7	3,883.0
Deferred tax liabilities	968.5	953.8
Other non-current liabilities	278.5	308.7

Total liabilities	5,769.2	5,741.8

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized: 1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,590.0	1,586.1
Accumulated other comprehensive income (loss)	(16.4)	(12.9)
Retained earnings (accumulated deficit)	20.3	(71.9)

Total stockholder’s equity	1,593.9	1,501.3

Total liabilities and stockholder’s equity	$7,363.1	$7,243.1

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in millions)

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Net sales	$3,819.4	$3,676.2	$564.8	$3,101.3
Cost of products sold	2,718.7	2,623.6	457.0	2,073.6

Gross profit	1,100.7	1,052.6	107.8	1,027.7
Selling, general and administrative expense	716.2	682.4	108.9	535.7
Transaction and related costs	—	—	82.8	68.8

Operating income (loss)	384.5	370.2	(83.9)	423.2
Interest expense	257.9	251.1	44.3	66.7
Other (income) expense	(12.5)	55.5	25.7	(5.2)

Income (loss) from continuing operations before income taxes	139.1	63.6	(153.9)	361.7
Provision (benefit) for income taxes	47.2	32.3	(49.0)	139.8

Income (loss) from continuing operations	91.9	31.3	(104.9)	221.9
Income (loss) from discontinued operations before income taxes	(0.7)	—	0.6	(1.7)
Provision (benefit) for income taxes	(1.0)	(1.3)	0.2	(2.6)

Income from discontinued operations	0.3	1.3	0.4	0.9

Net income (loss)	$92.2	$32.6	$(104.5)	$222.8

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Net income (loss)	$92.2	$32.6	$(104.5)	$222.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	(0.6)	0.4	0.8
Pension and other postretirement benefits adjustments:
Pension liability adjustment (net of applicable taxes/(benefit) of $2.3, $(11.1), $3.2, and $2.0, respectively)	3.6	(17.8)	5.1	3.1
Gain (loss) on cash flow hedging instruments (net of applicable tax expense (benefit) of $(4.1), $0.0, $0.0, and $1.6, respectively)	(6.5)	—	—	1.1

Total other comprehensive income (loss)	(3.5)	(18.4)	5.5	5.0

Comprehensive income (loss)	$88.7	$14.2	$(99.0)	$227.8

See Accompanying Notes to the Consolidated Financial Statements

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions, except per share data)

	Common Stock [1]		Treasury Stock [1]		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings/ (Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Predecessor balances at May 2, 2010	199.2	$2.2	17.4	$(183.1)	$1,085.0	$(59.8)	$983.1	$1,827.4
Net income	—	—	—	—	—	—	222.8	222.8
Other comprehensive income/(loss)	—	—	—	—	—	5.0	—	5.0
Issuance of shares	7.3	0.1	—	—	59.5	—	—	59.6
Repurchase of shares	(7.1)	—	7.1	(100.0)	—	—	—	(100.0)
Dividends declared ($0.27 per share)	—	—	—	—	—	—	(53.0)	(53.0)
Tax benefit from stock options exercised	—	—	—	—	34.4	—	—	34.4
Stock option expense	—	—	—	—	20.3	—	—	20.3
Restricted stock units and amortization of unearned compensation	—	—	—	—	25.0	—	—	25.0
Taxes remitted on behalf of employees for net share settlement of stock awards
	—	—	—	—	(5.9)	—	—	(5.9)
Elimination of Predecessor equity in connection with the Merger	(199.4)	(2.3)	(24.5)	283.1	(1,218.3)	54.8	(1,152.9)	(2,035.6)

Predecessor balances subsequent to Merger on March 8, 2011	—	—	—	—	—	—	—	—

Capital contribution, net	—	—	—	—	1,584.0	—	—	1,584.0
Net loss	—	—	—	—	—	—	(104.5)	(104.5)
Other comprehensive income/(loss)	—	—	—	—	—	5.5	—	5.5
Stock compensation expense	—	—	—	—	0.4	—	—	0.4

Successor balances at May 1, 2011	—	—	—	—	1,584.4	5.5	(104.5)	1,485.4
Capital contribution, net	—	—	—	—	2.0	—	—	2.0
Net Income	—	—	—	—	—	—	32.6	32.6
Other comprehensive income/(loss)	—	—	—	—	—	(18.4)	—	(18.4)
Liability from the repurchase and cancellation of rollover options	—	—	—	—	(10.0)	—	—	(10.0)
Stock compensation expense	—	—	—	—	9.7	—	—	9.7

Successor balances at April 29, 2012	—	—	—	—	1,586.1	(12.9)	(71.9)	1,501.3
Net Income	—	—	—	—	—	—	92.2	92.2
Other comprehensive income/(loss)	—	—	—	—	—	(3.5)	—	(3.5)
Liability from the repurchase and cancellation of rollover options	—	—	—	—	(3.4)	—	—	(3.4)
Stock compensation expense	—	—	—	—	7.3	—	—	7.3

Successor balances at April 28, 2013	—	$—	—	$—	$1,590.0	$(16.4)	$20.3	$1,593.9

[1]	All amounts for common stock and treasury stock prior to the April 26, 2011 merger of DMFC into DMC relate to DMFC’s stock. See Note 1.

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Operating activities:
Net income (loss)	$92.2	$32.6	$(104.5)	$222.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	154.5	149.8	20.4	81.3
Deferred taxes	(9.6)	15.5	(48.9)	97.8
Inventory step-up related to the Merger	—	—	33.8	—
Write off of debt issuance cost and loss on debt repricing	9.1	—	—	—
Redemption premium over the fair value of senior subordinated notes tendered/redeemed	—	—	15.8	—
Loss on asset disposal	5.6	3.6	1.8	1.1
Stock compensation expense	7.3	9.7	0.4	45.3
Excess tax benefits from stock-based compensation	—	—	—	(35.3)
Unrealized (gain) loss on derivative financial instruments	(38.1)	53.4	12.6	0.1
Other items, net	(0.1)	0.2	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1.0)	6.7	23.4	(37.4)
Inventories	24.0	14.3	113.6	(84.1)
Prepaid expenses and other current assets	18.1	41.2	(0.4)	11.9
Other assets, net	(2.8)	—	(9.2)	(0.9)
Accounts payable and accrued expenses	53.4	25.7	17.5	(62.4)
Other non-current liabilities	(6.3)	(12.0)	8.9	14.1

Net cash provided by operating activities	306.3	340.7	85.2	254.3

Investing activities:
Merger, net of cash acquired	—	(41.0)	(3,856.9)	—
Capital expenditures	(108.0)	(81.8)	(25.8)	(66.1)
Payment for asset acquisition	(12.0)	—	—	—
Other items, net	3.6	—	—	—

Net cash used in investing activities	(116.4)	(122.8)	(3,882.7)	(66.1)

Financing activities:
Capital contribution, net	—	2.0	1,548.8	—
Proceeds from short-term borrowings	9.3	8.4	—	500.7
Payments on short-term borrowings	(7.9)	(13.7)	(2.0)	(495.8)
Proceeds from long-term debt	100.0	—	3,993.3	—
Principal payments on long-term debt	(97.8)	(20.3)	(1,357.5)	(22.5)
Payments of debt-related costs	(4.2)	(0.1)	(180.0)	—
Dividends paid	—	—	—	(62.9)
Issuance of common stock	—	—	—	59.6
Purchase of treasury stock	—	—	—	(100.0)
Taxes remitted on behalf of employees for net share settlement of stock awards	—	—	—	(5.9)
Excess tax benefits from stock-based compensation	—	—	—	35.3

Net cash provided by (used in) financing activities	(0.6)	(23.7)	4,002.6	(91.5)

Effect of exchange rate changes on cash and cash equivalents	2.1	3.4	0.1	(2.8)
Net change in cash and cash equivalents	191.4	197.6	205.2	93.9
Cash and cash equivalents at beginning of period	402.8	205.2	—	53.7

Cash and cash equivalents at end of period	$594.2	$402.8	$205.2	$147.6

See Accompanying Notes to the Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 28, 2013

Note 1.    Business and Basis of Presentation

On March 8, 2011, Del Monte Foods Company (“DMFC”) was acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”),Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,”) and together with KKR and Vestar, the “Sponsors”). Under the terms of the merger agreement, DMFC’s stockholders received $19.00 per share in cash. The aggregate purchase price was approximately $4.0 billion and was funded primarily through debt financings and equity contributions from affiliates of the Sponsors and other equity investors. The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). DMFC stockholders approved the transaction on March 7, 2011. DMFC’s common stock ceased trading on the New York Stock Exchange before the opening of the market on March 9, 2011.

As a result of the Merger, the Company applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Periods presented prior to March 8, 2011 represent the operations of the predecessor company (“Predecessor”) and periods presented after March 8, 2011 represent the operations of the successor company (“Successor”). Black lines separate the Successor’s financial statements from that of the Predecessor since the financial statements are not comparable as a result of the application of acquisition accounting and changes in the Company’s capital structure resulting from the Merger. The results of operations of Blue Sub, since its inception, were included in the Successor period from March 8, 2011 through May 1, 2011. The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2013 and 2012 each contain 52 weeks.

Del Monte Corporation (“DMC” and, together with its consolidated subsidiaries, “Del Monte” or the “Company”) was a direct, wholly-owned subsidiary of DMFC. On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent.

Del Monte is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market. The Company’s pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names, and food brands include Del Monte, Contadina, College Inn, S&W and other brand names. The Company also produces and distributes private label pet products and food products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

As the Company manufactures new inventories, new current year costs are developed. The difference between the inventory value based on the current year costs and the inventory value based on historical LIFO costs, which includes the unamortized purchase accounting inventory step-up, resulted in a debit balance in the LIFO reserve of $14.8 million as of April 28, 2013.

For fiscal 2012, there was a liquidation of the LIFO layers which resulted in a net increase to cost of products sold of $0.6 million.

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

Useful lives
Land improvements	5-40 years
Building and leasehold improvements	10-50 years
Machinery and equipment	10-20 years
Computers and software	3-7 years

Depreciation of plant and equipment and leasehold amortization was as follows (in millions):

	Successor		Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Depreciation and amortization	$80.4	$75.4	$9.5	$70.4

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

	Successor		Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Capitalized software development costs	$7.0	$0.4	$1.4	$10.4

The Company had certain assets classified as held for sale with $0.2 million and zero net book value as of April 28, 2013 and April 29, 2012, respectively.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs as interest expense over the term of the debt agreements. Amortization expense for deferred charges was as follows (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Amortization expense	$23.2	$24.3	$3.8	$4.6

Deferred debt issuance costs are included in other assets in the Consolidated Balance Sheets. Refer to Note 5 for a discussion of debt issuance costs for certain periods.

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

The Company utilizes hedging instruments whose change in fair value acts as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“Economic Hedge”). For derivatives designated as Economic Hedges, all changes in fair value are reported immediately in other (income) expense. In addition, the Company has utilized derivative contracts designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash Flow Hedge”). The effective portion of the change in the fair value of a derivative that is designated as a Cash Flow Hedge is reported in other comprehensive income (“OCI”). The gain or loss included in OCI is subsequently reclassified into net income on the same line in the Consolidated Statements of Income (Loss) as the hedged item in the same period that the hedge transaction affected net income. The ineffective portion of a change in fair value of a Cash Flow Hedge is reported in other (income) expense. The settlement of a cash flow hedging instrument is classified as an operating activity in the Statement of Cash Flows. As of April 28, 2013, the Company had both Cash Flow Hedges and Economic Hedges.

Fair Value of Financial Instruments: The book value of the Company’s floating rate debt instruments approximates fair value. The Company uses Level 2 inputs to estimate the fair value of such debt. The following table provides the book value and fair value of the Company’s fixed rate notes (in millions):

	Successor
	April 28, 2013		April 29, 2012
	Book value	Fair value	Book value	Fair value
Senior Notes	$1,300.0	$1,381.3	$1,300.0	$1,306.5

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are only available to investors through certain brokerage firms, and as a result not actively traded, the Company has classified this debt as Level 2 of the fair value hierarchy. See Note 7 for a discussion regarding the fair value hierarchy and the definition of Levels 1, 2 and 3.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

Asset Retirement Obligations: Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset. The Company assesses asset retirement obligations on a periodic basis. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Associated asset retirement costs are capitalized as part of the book value of the long-lived asset. Over time the liability increases reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. As of April 28, 2013 and April 29, 2012, the asset retirement obligation totaled $4.3 million and $7.2 million, respectively. The Company settled and paid an asset retirement obligation in fiscal 2013, which is the primary reason for the decrease. In addition, certain of the Company’s production facilities may contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation and certain of the Company’s production facilities utilize wastewater ponds that would require closure activities should the ponds’ use be discontinued. The Company cannot reasonably estimate the fair value of the liability for asbestos removal or wastewater pond closure at its production facilities, and because the timing of the settlement of any such liability is not currently determinable, has not recorded an asset retirement obligation for these matters.

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

Comprehensive Income (Loss): Comprehensive income (loss) is comprised of net income (loss) and OCI. OCI is comprised of pension and other postretirement employee benefit adjustments, net of tax, currency translation adjustments and net unrealized gains or losses on cash flow hedging instruments, net of tax. As of the Merger date, all AOCI accounts were reset to zero.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Leading customer	35%	34%	32%	34%
Top ten customers	63%	63%	61%	63%

The leading customer accounted for approximately 36% and 35% of trade accounts receivable as of April 28, 2013 and April 29, 2012, respectively. The Company closely monitors the credit risk associated with its customers.

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

Advertising Expense: Costs associated with advertising are generally expensed as incurred and included in selling, general and administrative expense. Marketing expense, which includes advertising expense, was as follows for the periods indicated (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Marketing expense	$179.1	$130.0	$22.0	$118.2

Research and Development: Research and development costs are expensed as incurred and are included as a component of selling, general and administrative expense. Research and development costs were as follows for the periods indicated (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Research and development costs	$31.9	$28.8	$5.1	$25.1

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

In February 2013, the FASB issued an Accounting Standards Update related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Note 3.     Supplemental Financial Statement Information

	Successor
	April 28,	April 29,
	2013	2012
	(in millions)
Trade accounts receivable:
Trade	$191.8	$195.3
Allowance for doubtful accounts	(0.1)	—

Total	$191.7	$195.3

Inventories:
Finished products	$560.1	$590.9
Raw materials and in-process materials	50.6	48.2
Packaging materials and other	96.6	105.3
LIFO reserve	14.8	4.3

Total	$722.1	$748.7

Prepaid expenses and other current assets:
Prepaid expenses	$62.8	$89.3
Other current assets	67.3	35.8

Total	$130.1	$125.1

Property, plant and equipment, net:
Land and land improvements	$46.2	$44.9
Buildings and leasehold improvements	274.5	252.3
Machinery and equipment	471.5	417.9
Computers and software	61.0	49.4
Construction in progress	61.7	47.9

	914.9	812.4
Accumulated depreciation	(151.0)	(83.2)

Total	$763.9	$729.2

Accounts payable and accrued expenses:
Accounts payable—trade	$245.8	$236.8
Marketing, advertising and trade promotion	59.4	48.3
Accrued benefits, payroll and related costs	80.3	65.7
Accrued interest	33.7	32.2
Current portion of pension liability	21.0	21.5
Other current liabilities	101.6	97.4

Total	$541.8	$501.9

Other non-current liabilities:
Accrued postretirement benefits	$132.2	$151.3
Pension liability	31.3	25.5
Long-term hedge payable	33.5	50.6
Other non-current liabilities	81.5	81.3

Total	$278.5	$308.7

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(0.8)	$(0.2)
Pension and other postretirement benefits adjustments	(9.1)	(12.7)
Loss on cash flow hedging instruments	(6.5)	—

Total accumulated other comprehensive loss	$(16.4)	$(12.9)

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
	(in millions)			(in millions)
Allowance for doubtful accounts rollforward:
Allowance for doubtful accounts at beginning of period	$—	$—	$—	$(0.3)
Additions: charged to costs and expenses	(0.1)	—	—	—
Deductions: write-offs or reversals	—	—	—	0.1

Allowance for doubtful accounts at end of period	$(0.1)	$—	$—	$(0.2)

Note 4.     Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	Successor
	April 28, 2013	April 29, 2012
Goodwill:
Pet Products segment	$1,976.1	$1,976.1
Consumer Products segment	143.6	143.6

Total goodwill	$2,119.7	$2,119.7

Non-amortizable intangible assets:
Trademarks	$1,871.4	$1,871.4

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	876.7	876.7

	959.0	959.0
Accumulated amortization	(106.1)	(56.2)

Amortizable intangible assets, net	852.9	902.8

Total intangible assets, net	$2,724.3	$2,774.2

Amortization expense for the periods indicated below was as follows (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Amortization expense	$49.9	$49.2	$7.0	$5.7

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

The following table presents expected amortization of intangible assets as of April 28, 2013, for each of the five succeeding fiscal years (in millions):

2014	$49.7
2015	49.7
2016	49.5
2017	49.0
2018	49.0
Thereafter	606.0

As of April 28, 2013, the weighted-average life of the Company’s amortizable intangible assets was 19.7 years.

Note 5.     Short-Term Borrowings and Long-Term Debt

The Company’s debt consists of the following, as of the dates indicated (in millions):

	Successor
	April 28, 2013	April 29, 2012
Short-term borrowings:
Revolver	$—	$—
Other	3.2	3.3

Total short-term borrowings	$3.2	$3.3

Long-term debt:
Term Loan Facility	2,681.9	2,679.8
Senior Notes	1,300.0	1,300.0

	3,981.9	3,979.8
Less unamortized discount	4.7	5.7
Less current portion	74.5	91.1

Total long-term debt	$3,902.7	$3,883.0

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

On February 5, 2013, the Company entered into an amendment to the Senior Secured Term Loan Credit Agreement. The amendment, among other things, (1) lowered the LIBOR rate floor on term loans under the credit agreement from 1.50% to 1.00% and the base rate floor from 2.50% to 2.00%; (2) added a leverage-based pricing step-down whereby, in the event the ratio of consolidated total debt to EBITDA is at or less than 5.75 to 1.00, the applicable interest margin decreases from 3.00% to 2.75% on LIBOR rate loans and from 2.00% to 1.75% on base rate loans; and (3) provided for an increase by $100.0 million in the aggregate principal amount of term loans outstanding.

Interest Rates. Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at the Company’s option, either (i) a LIBOR rate (with a floor of 1.00%) or (ii) a base rate (with a floor of 2.00%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of April 28, 2013, the applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%. In the event the ratio of consolidated total debt to EBITDA is at or less than 5.75 to 1.00, the applicable interest margin decreases from 3.00% to 2.75% on LIBOR rate loans and from 2.00% to 1.75% on base rate loans. See Note 6 for a discussion of the Company’s interest rate swaps.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Principal Payments. The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from March 31, 2013 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. Under the original Term Loan Facility on June 28, 2012, the Company made a payment of $91.1 million representing the annual excess cash flow payment due for the fiscal year ended April 29, 2012. Under the amended Term Loan Facility, on June 27, 2013, the Company made a payment of $74.5 million representing the annual excess cash flow payment due for the fiscal year ended April 28, 2013. No quarterly payments will be due in fiscal 2014 due to the excess cash flow payment being applied to such quarterly payments. As of April 28, 2013, the amount of outstanding loans under the Term Loan Facility was $2,681.9 million and the blended interest rate payable was 4.00%, or 5.04% after giving effect to the Company’s interest rate swaps.

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

Availability under the ABL Facility. Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of April 28, 2013, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $34.5 million and the net availability under the ABL Facility was $445.5 million.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

Senior Notes Due 2019

The Company has outstanding senior notes due February 15, 2019 with an aggregate principal amount of $1,300.0 million and a stated interest rate of 7.625% (the “Senior Notes”). The indenture governing the Senior Notes is hereinafter referred to as the “Senior Notes Indenture.”

Interest Rate. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year commencing August 15, 2011.

Guarantee. The Senior Notes are required to be fully and unconditionally guaranteed by each of the Company’s existing and future domestic restricted subsidiaries that guarantee its obligations under the Term Loan Facility and ABL Facility.

Redemption Rights. Prior to February 15, 2014, the Company has the option of redeeming (a) all or a part of the Senior Notes at 100% of the principal amount plus a “make whole” premium, or, using the proceeds from certain equity offerings and subject to certain conditions, (b) up to 35% of the then-outstanding Senior Notes at a premium of 107.625% of the aggregate principal amount and a special interest payment. Beginning on February 15, 2014, the Company may redeem all or a part of the Senior Notes at a premium ranging from 103.813% to 101.906% of the aggregate principal amount. Finally, beginning on February 15, 2016, the Company may redeem all or a part of the Senior Notes at face value. Any redemption as described above is subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption.

Registration Obligations. Pursuant to the terms of a registration rights agreement, the Company was obligated, among other things, to use commercially reasonable efforts to file and cause to become effective an exchange offer registration statement with the SEC with respect to a registered offer (the “Exchange Offer”) to exchange the Senior Notes for freely tradable notes having substantially identical terms as the Senior Notes. Substantially all of the Senior Notes were exchanged for substantially identical registered notes pursuant to an Exchange Offer that was consummated on December 16, 2011.

Security Interests

Indebtedness under the Term Loan Facility is generally secured by a first priority lien on substantially all of the Company’s assets other than inventories and accounts receivable, and by a second priority lien with respect to inventories and accounts receivable. The ABL Facility is generally secured by a first priority lien on the Company’s inventories and accounts receivable and by a second priority lien on substantially all of the Company’s other assets. The Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any future indebtedness and other obligations that expressly provide for their subordination to the Senior Notes; rank equally in right of payment to all of the existing and future unsecured indebtedness; are effectively subordinated to all of the existing and future secured debt (including obligations under the Term Loan Facility and ABL Facility described above) to the extent of the value of the collateral securing such debt; and are structurally subordinated to all existing and future liabilities, including trade payables, of the non-guarantor subsidiaries, to the extent of the assets of those subsidiaries.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Prior Credit Facility

The Company’s prior credit facility consisted of a revolving credit facility (the “Revolver”) and a Term A facility (collectively, the “Prior Credit Facility”). The Company borrowed $491.6 million under the Revolver, and repaid a total of $491.6 million for the period May 3, 2010 through March 7, 2011. On March 8, 2011, in connection with the Merger, the Company repaid in full all outstanding loans together with interest and all other amounts due under the Prior Credit Facility and terminated the Prior Credit Facility.

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

Deferred Debt Issuance and Debt Extinguishment Costs

During fiscal 2013, the Company wrote off certain deferred debt issuance costs in connection with the Senior Secured Term Loan Credit Agreement excess cash flow payment and amendment described above.

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

Maturities

As of April 28, 2013, mandatory payments of long-term debt (representing debt under the Term Loans, (including the excess cash flow payment of $74.5 million described above) and the Senior Notes are as follows (in millions) 1:

2014	$74.5
2015	26.4
2016	26.4
2017	26.4
2018	2,528.2
Thereafter	1,300.0

[1]	Does not reflect any excess cash flow or other principal prepayments beyond fiscal 2014 that may be required under the terms of the Senior Secured Term Loan Credit Agreement, as described above.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Senior Notes Indenture Restrictive Covenants. The restrictive covenants in the Senior Notes Indenture include covenants limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to incur additional indebtedness or issue certain types of preferred stock, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, repurchase the Company’s capital stock, make investments, prepay certain indebtedness, and engage in certain transactions with affiliates, as well as limiting the ability of the Company’s restricted subsidiaries to create restrictions on payments to the Company.

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

Supplemental Disclosure of Cash Flow Information

The Company’s cash interest payments were as follows for the periods indicated (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Cash interest payments	$219.3	$223.7	$25.8	$51.5

Cash interest paid during Successor periods does not include cash paid to interest rate swap counterparties. Cash interest paid during the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011 does not include costs related to the tender offers for the 6 3/4% Notes and 7 1/2% Notes and redemption of the remaining 6 3/4% Notes and 7 1/2% Notes.

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

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of April 28, 2013, the Company had both cash flow and economic hedges.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Swaps are recorded as an asset or liability in the Company’s consolidated balance sheet at fair value. Any gains and losses on economic hedges as well as ineffectiveness of cash flow hedges are recorded as an adjustment to other (income) expense. Pre-merger, derivative gains and losses for cash flow hedges were included in OCI and reclassified to interest expense as the underlying transaction occurred.

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. As of April 28, 2013, the following economic hedge swaps were outstanding:

Contract date	Notional amount (in millions)	Fixed LIBOR rate	Effective date	Maturity date
April 12, 2011	$900.0	3.029%	September 4, 2012	September 1, 2015
August 13, 2010	$300.0	1.368%	February 1, 2011	February 3, 2014

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $28.4 million and non-current liabilities of $33.5 million at April 28, 2013. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $15.5 million and non-current liabilities of $50.6 million at April 29, 2012.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, and swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounted for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense.

The fair values of the Company’s commodities hedges were recorded as current assets of $3.8 million and current liabilities of $10.6 million at April 28, 2013. The fair values of the Company’s commodities hedges were recorded as current assets of $9.5 million and current liabilities of $8.0 million at April 29, 2012.

The notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	Successor
	April 28, 2013	April 29, 2012
Commodity contracts	$269.4	$166.3

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

As of April 28, 2013, the Company did not have any outstanding foreign currency hedges. The Company may enter into foreign currency derivative contracts in the future. As of April 29, 2012, the fair values of the Company’s foreign currency hedges were recorded as current assets of $1.0 million.

The table below (in millions) presents foreign currency derivative contracts as of the dates indicated:

	Successor
	April 28, 2013	April 29, 2012
Contract amount (Mexican pesos)	$—	$41.6

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Consolidated Balance Sheet as of April 28, 2013 was as follows (in millions):

	Asset derivatives			Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$33.5
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	28.4
Commodity and other contracts	Prepaid expenses and other current assets	3.8	[1]	Accounts payable and accrued expenses	10.6	[2]

Total		$3.8			$72.5

(1)	Includes $0.3 million of commodity contracts (asset deriviatives) designated as cash flow hedges.
(2)	Represents commodity contracts (liability derivatives) designated as cash flow hedges.

The fair value of derivative instruments (all of which are economic hedges) recorded in the Consolidated Balance Sheet as of April 29, 2012 was as follows (in millions):

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

The effect of the Company’s economic hedges on other (income) expense in the Consolidated Statements of Income (Loss) for the periods indicated below was as follows (in millions):

	Successor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011
Interest rate contracts	$12.3	$52.1	$16.9
Commodity and other contracts	(26.9)	2.1	(4.8)
Foreign currency exchange contracts	(2.0)	(0.6)	0.4

Total	$(16.6)	$53.6	$12.5

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

The effect of derivative instruments designated as cash flow hedges recorded for fiscal 2013, in the Consolidated Statements of Income (Loss) was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI	Location of (gain) loss reclassified in AOCI	(Gain) loss reclassified from AOCI into income	Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Commodity and other contracts	$(10.6)	Cost of products sold	$—	Other income (expense)	$0.9
Foreign currency exchange contracts	—	Cost of products sold	—	Other income (expense)	—

Total	$(10.6)		$—		$0.9

The effect of derivative instruments designated as cash flow hedges recorded for the period May 3, 2010 through March 7, 2011, in the Consolidated Statements of Income (Loss) was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI	Location of (gain) loss reclassified in AOCI	(Gain) loss reclassified from AOCI into income	Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$—	Interest expense	$0.3	Other income (expense)	$—
Commodity and other contracts	(19.3)	Cost of products sold	(12.0)	Other income (expense)	0.6	[1]
Foreign currency exchange contracts	1.8	Cost of products sold	(3.2)	Other income (expense)	(0.2)

Total	$(17.5)		$(14.9)		$0.4

[1]	Includes a loss of $0.1 million for commodity contracts not designated as hedging instruments.

At April 28, 2013, $10.6 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Successor
	Level 1		Level 2		Level 3
Description	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	2.1	9.5	1.7	—	—	—
Foreign currency exchange contracts	—	—	—	1.0	—	—

Total	$2.1	$9.5	$1.7	$1.0	$—	$—

Liabilities
Interest rate contracts	$—	$—	$61.9	$66.1	$—	$—
Commodity and other contracts	5.2	1.0	5.4	7.0	—	—
Foreign currency exchange contracts	—	—	—	—	—	—

Total	$5.2	$1.0	$67.3	$73.1	$—	$—

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

During fiscal 2013, Parent granted 3,975,000 stock options. Under the automatic increase provisions of the 2011 Plan, 2,862,319 of additional shares of common stock of Parent were authorized for grant. As of April 28, 2013, 3,847,723 shares of common stock were available for future grant subject to the automatic increase provision described above.

During fiscal 2012, Parent granted 18,020,000 stock options. Under the automatic increase provisions of the 2011 Plan, 3,702,690 of additional shares of common stock of Parent were authorized for grant. During fiscal 2012, the Parent Board approved an additional 500,000 shares of common stock available for future grant under the 2011 Plan.

Certain options granted under the 2011 Plan were issued in exchange for options to purchase DMFC’s common stock granted under the Company’s previous equity plans (the “Rollover Options”). There were a total of 9,385,492 Rollover Options granted with a fair value of $3.75 per share. During fiscal 2013, 573,015 Rollover Options were cancelled and repurchased in connection with executive departures and 6,146,350 remain outstanding as of April 28, 2013. During fiscal 2012, 2,666,127 Rollover Options were cancelled and repurchased in connection with executive departures. The Company did not incur any expense in connection with the issuance of the Rollover Options because they were granted in exchange for options of equal value. The Rollover Options are fully vested, and generally remain subject to their original terms under the Company’s previous equity plans, with applicable adjustments to convert the exercise price and number of shares of such options. Further, Rollover Options do not count toward the shares of common stock available for grant under the 2011 Plan.

During fiscal 2012, Parent granted 9,010,000 performance-based options with a weighted-average grant date fair value of $1.28 per share to employees of the Company. During the period March 8, 2011 through May 1, 2011, Parent granted 3,130,824 performance-based options with a grant date fair value of $1.40 per share to employees of the Company. As originally granted, options subject to performance-based vesting generally vest at the end of each fiscal year through 2016 if Parent achieves a pre-determined EBITDA- related financial target with respect to such fiscal year. In the event any such annual target is not achieved, those options that would have become vested pursuant to the achievement of such target may nevertheless vest at the end of the subsequent fiscal year if Parent achieves the applicable cumulative EBITDA-related financial target. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of the performance-based options may vest depending on the extent to which the realized return exceeds such threshold. The term of any performance-based option granted under the 2011 Plan may not be more than ten years from the date of its grant. Following the termination of employment of an optionholder, shares received pursuant to the exercise of options generally remain subject to certain put and call rights which vary depending on the nature of the termination.

During the third quarter of fiscal 2013, Parent modified the outstanding performance-based options to revise the EBITDA-related financial targets on half of the performance-based options (“EBITDA Performance Options”), to discontinue the cumulative EBITDA-related financial target provisions, and to revise the performance periods to each of fiscal years 2013 through 2016. Upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, such EBITDA Performance Options continue to be eligible for additional vesting depending on the extent to which the realized return exceeds such threshold. During fiscal 2013, Parent also granted 993,750 new EBITDA Performance Options.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

For the remaining half of then-outstanding performance-based options (“Exit Return Performance Options”), the modification resulted in vesting now being subject only to market-based vesting conditions, where upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold. During fiscal 2013, Parent also granted 993,750 new Exit Return Performance options with the same terms as described above. As a result of the modification to the Exit Return Performance Options, the Company reversed approximately $2.0 million of compensation expense that was previously recorded on these options, as the vesting of these options is not considered probable of being achieved until the consummation of a liquidity event. As the performance conditions associated with the Exit Return Performance Options are not probable of being achieved until the consummation of a liquidity event, the grant date fair value of these options is measured, but no compensation expense will be recognized until a liquidity event occurs and the target threshold is met.

As a result of the modification of the EBITDA Performance Options, the Company reversed approximately $2.0 million of compensation expense that was previously recorded on these options. The weighted-average fair value of EBITDA Performance Options (including the modified options) granted during fiscal 2013 was $1.98 per share and was estimated at the date of grant using a Black-Scholes option pricing model. Weighted-average key inputs are an expected life of 5.4 years, expected volatility of 45.0%, and a risk-free rate of 0.90%.

During fiscal 2013, Parent granted 1,987,500 service-based options with a weighted-average grant date fair value of $2.16 per share to employees of the Company. During fiscal 2012, Parent granted 9,010,000 service-based options with a weighted-average grant date fair value of $2.21 per share to employees of the Company. During the period March 8, 2011 through May 1, 2011, Parent granted 3,130,848 service-based options with a grant date fair value of $2.42 per share to employees of the Company. Generally, options granted under the 2011 Plan that are subject to service-based vesting vest annually over four or five years. The term of any service-based option granted under the 2011 Plan may not be more than ten years from the date of its grant.

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

The fair value for service-based stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. The expected term of options granted was based on the “simplified” method. Expected stock price volatility was determined based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was based on the expectation that no dividends will be paid. The following table presents the weighted-average assumptions for service-based options granted for the periods indicated:

	Successor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011
Expected life (in years)	5.9	6.5	6.5
Expected volatility	45.0%	45.0%	45.0%
Risk-free interest rate	1.03%	1.61%	2.78%
Dividend yield	0.0%	0.0%	0.0%

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Exercisable Weighted- Average Exercise Price
Balance at March 8, 2011	—	N/A	—	N/A
Granted	15,647,164	$2.75	9,385,492	$1.25
Forfeited	—	—
Exercised	—	—
Cancelled	—	—

Balance at May 1, 2011	15,647,164	2.75	9,385,492	1.25
Granted	18,020,000	5.55
Forfeited	(1,821,329)	5.00
Exercised	—	—
Cancelled	(2,666,127)	1.25

Balance at April 29, 2012	29,179,708	4.48	8,825,417	2.26
Granted	3,975,000	5.00
Forfeited	(4,440,404)	5.00
Exercised	—	—
Cancelled	(573,015)	1.25

Balance at April 28, 2013	28,141,289	$4.54	12,163,876	$3.32

Options forfeited represent the number of unvested options that were forfeited in connection with the termination of employment of the optionholders. Options cancelled represent the number of vested options that were subject to repurchase and cancellation by the Company in connection with the termination of employment of the optionholders.

As of April 28, 2013, all of the stock-based awards outstanding are equity classified. As of April 28, 2013, there was approximately $21.3 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 2.3 years. As of April 28, 2013, the weighted-average remaining contractual life of options outstanding was 8.5 years.

During fiscal 2012, Parent granted 1,366,199 shares of restricted common stock with a fair value and purchase price of $5.00 per share. The restricted shares generally vest over three years from the employee’s anniversary date of hire. During fiscal 2012, Parent also granted 400,000 shares of restricted common stock with a fair value and purchase price of $5.00 per share which were immediately vested.

Prior Equity Compensation Plans

On March 8, 2011, in connection with the closing of the Merger, each outstanding share of DMFC’s common stock was cancelled and automatically converted into the right to receive $19.00 per share in cash. Also effective as of the closing of the Merger, outstanding awards under all Predecessor incentive plans vested in full and were converted to either immediate cash payments or fully vested new options to purchase common stock of Parent. No additional shares are available to be granted under any of the Predecessor plans.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

The fair value for DMFC’s stock options granted was estimated at the date of grant using a Black-Scholes option-pricing model. The following table presents the weighted-average assumptions for options granted for the period indicated.

Predecessor May 3, 2010 through March 7, 2011
Expected life (in years)	6.0
Expected volatility	29.4%
Risk-free interest rate	1.70%
Dividend yield	2.4%

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

The weighted-average fair value per share of options granted for the period May 3, 2010 through March 7, 2011 was $2.90. Except for performance shares that vest based on relative total shareholder return, the fair value of other stock-based compensation was determined by the market value of DMFC’s common stock on the date of grant. Performance shares that vest based on relative total shareholder return are considered to contain a market condition; the fair value of these shares was determined based on a model which considered the estimated probabilities of possible outcomes. The total intrinsic value of options exercised for the period May 3, 2010 through March 7, 2011 was $56.5 million.

The Company recognized total stock compensation expense of $45.3 million for the period May 3, 2010 through March 7, 2011. Because the Merger constituted a change of control, the vesting of all stock awards was accelerated resulting in an incremental $33.2 million of stock compensation expense for the period May 3, 2010 through March 7, 2011. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for stock-based compensation arrangements was $17.7 million for the period May 3, 2010 through March 7, 2011. No stock compensation cost was capitalized as part of inventory and fixed assets for the twelve months ended May 1, 2011.

Stock option activity and related information during the period indicated was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Exercisable Weighted- Average Exercise Price
Balance at May 2, 2010	18,725,506	$9.57	11,781,956	$9.37
Granted	2,161,300	12.64
Forfeited	(71,265)	9.74
Exercised	(6,666,735)	8.91
Options vested due to the Merger	(14,148,806)	10.35

Balance at March 8, 2011	—	N/A	N/A	N/A

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Other stock-based compensation activity and related information during the period indicated was as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at May 2, 2010	4,644,483	$6.38
Granted	1,710,336	9.75
Forfeited	(34,054)	5.62
Vested	(6,320,765)	7.45

Nonvested balance at March 8, 2011	—	N/A

The total grant date fair value of shares vested for the period May 3, 2010 through March 7, 2011 was $47.1 million.

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

April 28, 2013

Note 9. Retirement Benefits

Defined Benefit Plans. Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans are as follows (in millions):

	Successor		Successor
	Pension Benefits		Other Benefits
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Change in benefit obligation:
Benefit obligation at beginning of period	$466.3	$440.2	$157.9	$149.6
Service cost	13.5	13.6	1.5	1.5
Interest cost	20.4	23.0	7.6	8.4
Actuarial (gain)/loss	33.7	24.1	(24.4)	1.5
Benefits paid	(34.4)	(34.6)	(4.3)	(3.1)

Benefit obligation at end of period	$499.5	$466.3	$138.3	$157.9

Accumulated benefit obligation	484.1	$450.0

Change in plan assets:
Fair value of plan assets at beginning of period	$460.5	$449.1	$—	$—
Actual gain on plan assets	46.0	31.0	—	—
Employer contributions	15.0	15.0	4.3	3.1
Benefits paid	(34.4)	(34.6)	(4.3)	(3.1)

Fair value of plan assets at end of period	$487.1	$460.5	$—	0.0

Funded status at end of period	$(12.5)	$(5.8)	$(138.3)	$(157.9)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accounts payable and accrued expenses	$(15.0)	$(15.0)	$(6.1)	$(6.6)
Other non-current liabilities	2.5	9.2	(132.2)	(151.3)

Total	$(12.5)	$(5.8)	$(138.3)	$(157.9)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial net gain/(loss)	$(43.4)	$(23.2)	$29.0	$4.6
Net prior service credit/(cost)	—	—	—	—

Total	$(43.4)	$(23.2)	$29.0	$4.6

The components of net periodic pension cost for the qualified defined benefit pension plan and other benefit plans for the periods indicated are as follows (in millions):

	Successor			Predecessor	Successor			Predecessor
	Pension Benefits				Other Benefits
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$13.5	$13.6	$1.9	$11.9	1.5	$1.5	$0.3	$1.3
Interest cost on projected benefit obligation	20.4	23.0	3.5	19.6	7.6	8.4	1.3	7.2
Expected return on plan assets	(32.4)	(32.7)	(4.8)	(25.7)	—	—	—	—
Amortization of prior service cost/(credit)	—	—	—	3.3	—	—	—	(7.1)
Amortization of loss/(gain)	—	—	—	0.8	—	—	—	—

Net periodic benefit cost	$1.5	$3.9	$0.6	$9.9	$9.1	$9.9	$1.6	$1.4

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

Weighted-average assumptions used in computing the benefit obligations and net periodic benefit costs for the qualified defined benefit pension plan and other benefit plans are as follows:

	Successor
	Pension Benefits		Other Benefits
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Assumptions used to determine projected benefit obligation:
Discount rate used in determining projected benefit obligation	3.90%	4.60%	4.25%	4.90%
Rate of increase in compensation levels	3.69%	3.68%

	Successor			Predecessor	Successor			Predecessor
	Pension Benefits				Other Benefits
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Assumptions used to determine periodic benefit cost:
Discount rate used in determining periodic benefit cost	4.60%	5.50%	5.50%	5.50%	4.90%	5.75%	5.75%	6.00%
Rate of increase in compensation levels	3.68%	4.69%	4.69%	4.69%
Long-term rate of return on assets	7.25%	7.50%	7.50%	7.50%

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed as indicated below:

	Successor
Plan	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011
Preferred provider organization and associated indemnity plans	8.1%	8.4%	8.7%
Health maintenance organization plans	8.7%	9.1%	9.5%
Dental and vision plans	5.0%	5.0%	5.0%

The rate of increase is assumed to decline gradually to 4.0% for the preferred provider organization and associated indemnity plans as well as for the health maintenance organization plans.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

The health care cost trend rate assumption has a significant effect on the amounts reported. The following table presents the impact of a 1% increase or decrease of the health care cost trend rate on the postretirement benefit obligation and the aggregate of the service and interest cost components of net periodic pension benefit cost as of April 28, 2013 and for the year then ended, respectively (in millions):

	1% Increase	1% Decrease
Postretirement benefit obligation at April 28, 2013 increase/(decrease)	$17.9	$(14.7)
Aggregate of service and interest rate cost components of net periodic pension benefit cost for fiscal 2013 increase/(decrease)	1.4	(1.1)

No amounts will be amortized from AOCI into net periodic benefit cost over the next fiscal year for both the qualified defined benefit pension plan and other benefit plans.

The Company made contributions to its defined benefit pension plan of $15.0 million for fiscal 2013. The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. The Company has made contributions in excess of its required minimum amounts for fiscal 2013, fiscal 2012 and the period May 3, 2010 through March 7, 2011. Due to uncertainties of future funding levels as well as plan financial returns, the Company cannot predict whether it will continue to achieve specified plan funding thresholds. The Company currently expects to make contributions of approximately $15.0 million in fiscal 2014.

As of April 28, 2013 the projected future benefit payments are as follows (in millions):

	Pension	Other
	Benefits	Benefits
2014	$48.4	$6.1
2015	44.2	6.5
2016	43.2	7.0
2017	42.5	7.3
2018	41.6	7.6
Years 2019-2023	193.9	41.1

The weighted-average asset allocation of the pension plan assets and weighted-average target allocation as of the measurement date for fiscal 2013 and fiscal 2012 are as follows:

	Successor
	April 28,	April 29,	Target Allocation
	2013	2012	Range
Equity securities	47%	45%	31-51%
Debt securities	52%	52%	47-64%
Other	1%	3%	2-9%

Total	100%	100%

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

Corporate stock: valued at the last reported sales price on the last business day of the fiscal year; and

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

Government securities: securities traded in the over-the-counter market and listed securities for which no sale was reported on the last business day of the fiscal year are valued at the average of the last reported bid and ask price; and

Limited partnership interests: valued based on the net asset value of the fund and is redeemable monthly.

Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:

Limited partnership interests: valued at their estimated fair value based on audited financial statements of the partnerships.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of April 28, 2013 (in millions):

	Investments at Fair Value
	Level 1	Level 2	Level 3	Total
Plan investments in Master Trust:
Interest bearing cash	$5.5	$—	$—	$5.5
Common collective trust funds:
Fixed income	—	144.0	—	144.0
Equity index funds	—	106.3	—	106.3
Equity fund	—	39.4	—	39.4
Other funds	—	25.4	—	25.4
Mutual funds:
Equity fund	31.7	—	—	31.7
Corporate debt securities	—	46.2	—	46.2
Corporate stock	26.3	—	—	26.3
Government securities	49.9	3.9	—	53.8
Limited partnership interests		—	3.6	3.6
Other	—	4.9	—	4.9

Total Investments	$113.4	$370.1	$3.6	$487.1

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as April 29, 2012 (in millions):

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

There were no transfers of plan assets between Level 1 and Level 2 or into or out of Level 3 during fiscal 2013 and fiscal 2012.

The Company held investments in a private limited partnership with unobservable inputs (Level 3). Investments are valued at estimated fair value based on audited financial statements received from the general partner. The general partner annually engages an independent appraiser to value the investments of the limited partnership.

Changes in fair value measurements of Level 3 investments during the periods indicated were as follows (in millions):

Level 3
Balance at April 29, 2012	$3.7
Unrealized gain (loss)	(0.1)

Balance at April 28, 2013	$3.6

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Defined Contribution Plans. Del Monte participates in two defined contribution plans. Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans were as follows (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Company contributions	$8.7	$8.8	$1.0	$6.7

Multi-employer Plans. Del Monte participates in several multi-employer pension plans, which provide defined benefits to certain union employees. The Company made contributions to multi-employer plans as follows for the periods indicated below (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Company contributions	$8.1	$7.6	$0.8	$7.3

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

•

If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents information regarding the multi-employer plans that are significant to the Company:

Pension Fund Name	EIN Pension Plan Number	Pension Protection Act Zone Status [1]		FIP/RP Status Pending/ Implemented [2]	Contributions of Del Monte Corporation (For the 12 months ended December 31) (in millions)			Surcharge Imposed [3]	Expiration Date of Collective Bargaining Agreement

		2012	2011		2012	2011	2010
Bakery and Confectionery Union and Industry International Health Benefits and Pension Fund [4]	52-6118572	as of 1/1/12 66.86% RED	as of 1/1/11 83.61% GREEN	Implemented	$1.7	$1.2	$1.3	Yes 5% Calendar 2012 10% Calendar 2013	9/28/2014
Western Conference of Teamsters Pension Plan [4]	91-6145047	as of 1/1/13 90.00% GREEN	as of 1/1/12 90.30% GREEN	N/A	$6.3	$6.3	$6.5	No	6/30/2015

[1]

The Pension Protection Act of 2006 ranks the funded status of multiemployer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65%. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year end, not the Company’s year end. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. During 2012, the Bakery and Confectionery Union and Industry International Health Benefits and Pension Fund (Bakery and Confectionery Union Fund) was in Red Zone status. Although the current funding status as of 2012 was 67%, the Company’s actuary concluded that the funding status is more than likely to fall below 65% within the next five years and has classified the Bakery and Confectionery Union Fund in Red Zone status.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

[2]	Funding Improvement Plan or Rehabilitation Plan as defined in the Employment Retirement Security Act of 1974 has been implemented or is pending.
[3]	Whether Del Monte Corporation paid a surcharge to the Plan in the most current year due to funding shortfalls and the amount of the surcharge.
[4]	The Company was not listed in the Plans’ Forms 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2011, the most recent year available.

Other Plans. The Company has various other nonqualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans are unfunded and comply with IRS rules for nonqualified plans.

Note 10.    Other (Income) Expense

The components of other (income) expense are as follows (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
(Gain) loss on hedging contracts	$(15.7)	$53.6	$12.5	$0.4
Foreign currency transaction (gains) losses	1.4	1.4	(2.2)	(6.1)
Redemption premium over the fair value of senior subordinated notes tendered/redeemed	—	—	15.8	—
Other	1.8	0.5	(0.4)	0.5

Total other (income) expense	$(12.5)	$55.5	$25.7	$(5.2)

Note 11. Provision for Income Taxes

The provision for income taxes from continuing operations consists of the following (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Income (loss) from continuing operations before income taxes:
Domestic	$134.5	$58.8	$(152.6)	$349.4
Foreign	4.6	4.8	(1.3)	12.3

	$139.1	$63.6	$(153.9)	$361.7

Income tax provision (benefit):
Current:
U.S federal	$50.1	$9.7	$0.1	$28.1
State and foreign	6.4	7.1	0.1	13.3

Total current	56.5	16.8	0.2	41.4

Deferred:
U.S federal	$(7.7)	$16.5	$(44.4)	$95.8
State and foreign	(1.6)	(1.0)	(4.8)	2.6

Total deferred	(9.3)	15.5	(49.2)	98.4

Provision (benefit) for income taxes	$47.2	$32.3	$(49.0)	$139.8

The above amounts do not include tax benefits of $35.3 million for the period May 3, 2010 through March 7, 2011 from stock-based compensation, which for accounting purposes are recorded in additional paid-in capital.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	Successor
	April 28, 2013	April 29, 2012
Deferred tax assets:
Post employment benefits	$52.8	$60.5
Pension liability	19.4	16.0
Workers’ compensation	12.4	12.4
Net operating loss and tax credit carry forwards	6.4	5.8
Stock-based compensation	12.5	10.6
Fair value of derivatives	26.9	34.8
Other	54.2	40.9

Gross deferred tax assets	184.6	181.0
Valuation allowance	(1.4)	—

Net deferred tax assets	183.2	181.0

Deferred tax liabilities:
Depreciation and amortization	137.9	135.7
Intangible assets	959.5	957.3
Inventory	32.1	43.9
Other	6.3	7.4

Gross deferred tax liabilities	1,135.8	1,144.3

Net deferred tax liability	$(952.6)	$(963.3)

At April 28, 2013, the Company has a valuation allowance of $1.4 million against foreign net operating loss carryforwards which the Company does not believe are more than likely than not to be realized. The net change in valuation allowance for the year ended April 28, 2013 was an increase of $1.4 million. In evaluating the Company’s ability to realize its deferred tax assets, the Company considers all available positive and negative evidence and recognizes a benefit for those deferred tax assets that it believes will more likely than not be realized in the future.

The differences between the expected provision (benefit) for income taxes and the actual provision (benefit) for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Expected income taxes (benefit) computed at the statutory U.S. federal income tax rate	$48.7	$22.3	$(53.8)	$126.6
State taxes, net of federal benefit	3.7	3.3	(4.6)	9.6
Expense (benefit) of state tax law change	(2.5)	0.9	—	—
Valuation allowance	1.4	—	—	(1.5)
Domestic manufacturing deduction	(2.9)	—	—	—
Non-deductible severance related costs	—	8.3	—	—
Non-deductible transaction costs	—	0.4	9.2	6.3
Other	(1.2)	(2.9)	0.2	(1.2)

Actual provision (benefit) for income taxes	$47.2	$32.3	$(49.0)	$139.8

As of April 28, 2013, the Company has state net operating loss carryforwards of $45.5 million, which expire between fiscal 2025 and 2030, and foreign net operating loss carryforwards of $6.6 million, which expire in fiscal 2014 and 2016. The Company also has $4.8 million of state tax credits, of which $0.4 million of state tax credits will expire in fiscal 2020 and the remaining has no expiration date, and $1.3 million of Mexican Asset Tax Credits, which will expire between fiscal 2014 and 2018. The domestic net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, are approximately $35.0 million as of April 28, 2013. It is not practical to assess the tax amount on the cumulative undistributed earnings because the computation would depend on a number of factors that are not known until a decision to repatriate the earnings is made. The Company intends to reinvest such earnings indefinitely.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

The Company had gross unrecognized tax benefits of $7.4 million and $7.3 million as of April 28, 2013 and April 29, 2012, respectively.

Reconciliations of the beginning and ending balance of total unrecognized tax benefits for fiscal 2013 and fiscal 2012 are as follows (in millions):

	Successor
	April 28, 2013	April 29, 2012
Balance at beginning of year	$7.3	$10.6
Additions based on tax positions related to the current year	1.0	0.9
Additions based on tax positions of prior years	1.2	1.3
Reductions for tax positions of prior years	—	(2.3)
Lapse of statute of limitations issues	(2.1)	(3.2)

Balance at end of year	$7.4	$7.3

If recognized, $5.8 million of the Company’s unrecognized tax benefits would impact the effective tax rate on income from continuing operations. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense and penalties in selling, general and administrative expense. For fiscal 2013, fiscal 2012, the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011, the amount of interest recorded in the consolidated statement of income (loss) was $0.2 million, $0.0 million, $0.1 million, and $0.3 million, respectively. As of April 28, 2013 and April 29, 2012, the amount of accrued interest included in the non-current income tax liability account was $1.0 million and $0.8 million, respectively. The Company has no amounts accrued for penalties.

The Company files income tax returns in the U.S. and in many foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of settlement. The Company believes it is reasonably possible it will settle an audit and close a tax year to audit during the next 12 months. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $1.9 million.

The Company has open tax years primarily from 2007 to 2012 with various significant taxing jurisdictions including the U.S., Mexico and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

Supplemental Disclosure of Cash Flow Information. The Company made net income tax payments of $24.8 million and $38.0 million for fiscal 2013 and the period May 3, 2010 through March 7, 2011, respectively. The Company received net income tax refunds of $38.9 million and $2.5 million for fiscal 2012 and the period March 8, 2011 through May 1, 2011, respectively.

Note 12.    Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the balance sheet due to their nature. Such obligations include operating leases, grower commitments and other purchase commitments.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Lease Commitments

The Company leases certain property, equipment and office and plant facilities. At April 28, 2013, the aggregate minimum rental payments required under non-cancelable operating leases were as follows (in millions):

2014	$48.6
2015	45.4
2016	39.4
2017	28.7
2018	21.3
Thereafter	51.1

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Rent expense related to operating leases was comprised of the following (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Minimum rentals	$55.5	$57.0	$7.2	$49.4
Contingent rentals	19.0	19.0	2.4	17.4

	$74.5	$76.0	$9.6	$66.8

Grower Commitments

The Company has entered into non-cancelable agreements with growers, with terms generally ranging from one year to ten years, to purchase certain quantities of raw products, including fruit, vegetables and tomatoes. Total purchases under these agreements were as follows (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Total purchases	$182.0	$156.5	$0.4	$153.3

At April 28, 2013, aggregate purchase commitments under non-cancelable agreements with growers (priced at April 28, 2013 estimated costs) are estimated as follows (in millions):

2014	$180.2
2015	56.1
2016	51.3
2017	46.9
2018	43.6
Thereafter	42.9

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Total future purchases committed as of April 28, 2013 and actual purchases made for the periods indicated are as follows (in millions):

	Successor				Predecessor
	Fiscal 2014 (committed) *	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Ardagh and Silgan Purchases	$46.1	$318.3	$276.4	$24.3	$267.8

*	Represents amounts that the Company is contractually committed to as of April 28, 2013.

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

Co-pack and Service Commitments. The Company has entered into non-cancelable agreements with co-packers and other service providers with commitments generally ranging from one year to five years. The Company also has a co-pack and supply agreement to source the majority of its pineapple requirements. Total purchases under these agreements were as follows (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Co-pack purchases	$413.3	$366.4	$55.0	$324.3

At April 28, 2013, aggregate purchase commitments under non-cancelable agreements with co-packers and other service providers are estimated as follows (in millions):

2014	$323.4
2015	144.4
2016	99.1
2017	99.5
2018	100.2
Thereafter	392.9

Ingredients and other. The Company has purchase commitments with vendors for various ingredients and other items. Total commitments under these agreements were approximately $186.8 million as of April 28, 2013.

Union Contracts

As of April 28, 2013, the Company has 16 collective bargaining agreements with 15 union locals covering approximately 71% of its hourly full-time and seasonal employees. Of these employees, approximately 30% are covered under collective bargaining agreements scheduled to expire in fiscal 2014 and approximately 22% are covered under collective bargaining agreements scheduled to expire in fiscal 2015. These agreements are subject to negotiation and renewal.

Legal Proceedings

SEC Investigation

On February 18, 2011, the SEC directed the Company to preserve documents and records relating to recent potential or actual business combinations and preparation of DMFC’s proxy statement relating to the transactions contemplated under the merger agreement. On

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

March 4, 2011 the SEC requested that the Company voluntarily produce certain documents and records, which the Company provided. On May 23, 2011, the Company received a subpoena from the SEC requesting the same documents. The SEC issued supplemental subpoenas on December 14, 2011 and February 28, 2012. The Company cooperated with the SEC in its investigation and produced documents in response to these subpoenas. The SEC issued another subpoena on September 19, 2012, and the Company responded on October 3, 2012. In June 2013, the Company was notified by the SEC that its investigation of the Company relating to the subpoenas issued through May 2011 has been closed. The Company believes the matter relating to the remaining subpoenas is also closed and does not believe there is any associated potential liability.

Commercial Litigation Involving the Company

On April 22, 2013, Plaintiffs filed a complaint in the U.S. District Court for the Northern District of California (Langille, et al. v. Del Monte) alleging false and misleading advertising under California’s consumer protection laws. Plaintiffs allege the Company made a variety of false and misleading advertising claims including, but not limited to, implying that its refrigerated fruit products are “fresh” and “natural.” The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On May 1, 2013, Plaintiffs filed a motion to relate this case to the Kosta v. Del Monte matter. The Company filed a Joinder in support of Plaintiffs’ Motion on May 6, 2013. The Court ordered the cases related in an Order on May 15, 2013. The parties filed a Joint Stipulation to consolidate these cases on June 3, 2013 and the Judge granted this Order on June 5, 2013. The Kosta and Langille plaintiffs filed their Consolidated Class Action Complaint on June 11, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On April 19, 2013, Plaintiff filed a complaint on behalf of himself and all other similarly situated employees in Superior Court of California, Alameda County (Montgomery v. Del Monte) alleging, inter alia, failure to provide meal and rest periods and pay wages properly in violation of various California wage and hour statutes. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri (Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The complaint seeks certification as a class action. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed its Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013. The Motion to Stay was granted the same day it was filed. On May 6, 2013, Plaintiffs filed their Opposition to Defendant’s Motion to Transfer. The Company filed its Reply in Support of its Motion to Transfer on May 23, 2013. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On June 22, 2012, a putative class action complaint was filed against the Company in Los Angeles Superior Court (Webster v. Del Monte) alleging false advertising under California’s consumer protection laws, negligence, breach of warranty and strict liability. Specifically, the complaint alleges that the Company engaged in false advertising by representing that the Chicken Jerky Treats are healthy, wholesome, and safe for consumption by dogs, and alleges that Plaintiff’s pet became ill after consuming Chicken Jerky Treats. The allegations apply to all other putative class members similarly situated. The complaint seeks certification as a class action and unspecified damages, disgorgement of profits, punitive damages, attorneys’ fees and injunctive relief. The Company denies these allegations and intends to vigorously defend itself. On September 6, 2012, the Company filed a Notice of Removal to remove the case to the U.S. District Court for the Central District of California. Plaintiff subsequently filed a motion to amend its complaint to remove the federal class action claims and remand the case back to Los Angeles County Superior Court. The Company subsequently stipulated to Plaintiff’s motion, and the case has been remanded to Los Angeles County Superior Court. The parties are currently in discovery. A status conference has been set for July 19, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On July 19, 2012, a putative class action complaint was filed against the Company in U.S. District Court for the Western District of Pennsylvania (Mazur v. Del Monte) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaint alleges that Plaintiff’s dog became ill and had to be euthanized as a result of consumption of Chicken Jerky Treats. The complaint also alleges that the Company breached its warranties and Pennsylvania’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On August 3, 2012, Plaintiff’s counsel filed a Motion to Consolidate the previously filed two similar class actions against Nestle Purina

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Petcare Company, owner of the Waggin’ Train brand of chicken jerky treats, in U.S. District Court for the Northern District of Illinois under the federal rules for multi-district litigation (“MDL”). Plaintiff’s Motion also sought to include the case against the Company in the proposed MDL consolidation as a “related case.” On September 28, 2012, the Court denied the MDL Motion. The case will now proceed in the jurisdiction in which it was originally filed. Plaintiff filed a Motion for Leave to Commence Limited Discovery on the subject of the voluntary recall of Chicken Jerky Treats on January 25, 2013. The Company filed its response opposing the Motion on February 8, 2013. The Court denied Plaintiff’s Motion on March 12, 2013; thus, discovery is stayed until the Court rules on the Company’s Motion to Dismiss, which was filed on September 24, 2012. On May 24, 2013, the Judge in the matter issued a Report and Recommendation stating that the Motion to Dismiss be granted as to Plaintiff’s claim for unjust enrichment and denied in all other respects. The Company filed its Objections to the Report and Recommendation on June 7, 2013. The Court issued an Order adopting the Magistrate Judge’s Report and Recommendation on June 25, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 6, 2012, October 12, 2012 and October 16, 2012, three separate putative class action complaints were filed against the Company in U.S. District Court for the Northern District of California (Langone v. Del Monte, Ruff v. Del Monte, and Funke v. Del Monte, respectively) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaints allege that Plaintiffs’ dogs became ill as a result of consumption of Chicken Jerky Treats. The complaints also allege that the Company breached its warranties and California’s consumer protection laws. Each of the complaints seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On December 18, 2012, Plaintiffs filed a motion to relate and consolidate the Langone, Ruff and Funke matters. The Company agreed that the cases are related but argued in its response that they should not be consolidated. The Court ordered the cases are related in an Order on January 24, 2013. In the Langone case, the Company filed a Motion to Transfer/Dismiss on February 1, 2013. Plaintiff in the Langone matter voluntarily dismissed his Complaint without prejudice on February 21, 2013 and re-filed in the U.S. District Court for the Western District of Pennsylvania on May 21, 2013. On April 9, 2013, the Court transferred Ruff and Funke to the U.S. District Court for the Western District of Pennsylvania but denied without prejudice Defendant’s motions to consolidate and dismiss. On April 23, 2013, the Company filed its Motion to Dismiss in Ruff and Funke with the U.S. District Court for the Western District of Pennsylvania and its Reply in Support of its Motion to Dismiss in both cases on June 3, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

The Company has product contamination and recall insurance which may be available to cover losses, if any, related to the Chicken Jerky Treats cases with the exception of Harmon; however, the ultimate amount of losses related to these cases as well as other recall costs may exceed the amount of any recovery.

On April 5, 2012, a complaint was filed against the Company in U.S. District Court for the Northern District of California (Kosta v. Del Monte) alleging false and misleading advertising under California’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. On June 15, 2012, the Company filed a Motion to Dismiss Plaintiff’s complaint. Plaintiff filed an amended complaint on July 6, 2012, negating the Company’s Motion to Dismiss. In its amended complaint, Plaintiff alleges the Company made a variety of false and misleading advertising claims including, but not limited to, its lycopene and antioxidant claims for tomato products; implying that its refrigerated products are fresh and all natural; implying that Fresh Cut vegetables are fresh; and making misleading claims regarding sugar, nutrient content, preservatives and serving size. The Company denies these allegations and intends to vigorously defend itself. The Company filed a new Motion to Dismiss Plaintiff’s complaint on July 31, 2012. The Motion to Dismiss was denied on May 15, 2013. Plaintiff moved on November 5, 2012 to seek application of the doctrine of collateral estoppel in this matter based on the jury’s finding in the Fresh Del Monte Inc. v. Del Monte case. The Company’s Response to Plaintiff’s Motion for Application of Collateral Estoppel was filed on January 17, 2013. Plaintiff’s Reply was filed on February 21, 2013. The Court denied Plaintiff’s Motion on May 17, 2013. The Court in Langille ordered these two matters related in an Order on May 15, 2013. The parties filed a joint stipulation to consolidate these cases on June 3, 2013 and the Judge granted this Order on June 5, 2013. The Kosta and Langille plaintiffs filed their Consolidated Class Action Complaint on June 11, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 28, 2011, a complaint was filed against the Company by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6 et seq. (commonly known as “Proposition 65”). Specifically, the Plaintiff alleges that the Company violated Proposition 65 by distributing certain pear, peach and fruit cocktail products without providing warnings required by Proposition 65. The Plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. Trial commenced on April 8, 2013 and closing oral arguments were heard on May 16, 2013. The Company has denied these allegations and has vigorously defended itself. The Company cannot at this time estimate a range of exposure, if any, of the potential liability.

On September 30, 2010, a putative class action complaint was served against the Company and was filed in Hennepin County, Minnesota, alleging wage and hour violations of the Fair Labor Standards Act (“FLSA”). The complaint was served on behalf of five named Plaintiffs and all others similarly situated at a manufacturing facility in Minnesota. Specifically, the complaint alleged that the Company violated the FLSA and state wage and hour laws by failing to compensate Plaintiffs and other similarly situated workers unpaid overtime. The Plaintiffs sought compensatory and statutory damages. Additionally, the Plaintiffs sought class certification. On November 5, 2010, in connection with the Company’s removal of this case to the U.S. District Court for the District of Minnesota, the complaint was filed along with the Company’s answer. The Company also filed a Motion for Partial Dismissal on November 5, 2010. The parties jointly stipulated that the causes of action in Plaintiff’s complaint for unjust enrichment and quantum meruit would be

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

dismissed without prejudice and further stipulated that the cause of action under the Minnesota minimum wage law would be dismissed without prejudice. The Court signed an order dismissing those claims on December 28, 2010. The Company and the Plaintiffs jointly stipulated to a conditional certification of the class on April 28, 2011. The Plaintiffs sent out notices to the potential class on April 28, 2011, and 53 Plaintiffs opted in to the lawsuit. On November 14, 2011, the Company and the Plaintiffs agreed to a proposed settlement of the lawsuit in the amount of approximately $0.2 million. Plaintiffs submitted the proposed settlement to the Court on February 15, 2012 and received preliminary approval from the Court on March 13, 2012. The notices to class members were sent out on April 19, 2012. The deadline for filing a claim was June 18, 2012 and approximately 11% of the class filed claims. The Court signed the Order approving the settlement on October 4, 2012. During fiscal 2013, the Company paid the claims settlement amounts, totaling approximately $0.2 million.

On October 14, 2008, Fresh Del Monte Produce Inc. (“Fresh Del Monte”) filed a complaint against the Company in U.S. District Court for the Southern District of New York. Fresh Del Monte amended its complaint on November 5, 2008. Under a trademark license agreement with the Company, Fresh Del Monte holds the rights to use the Del Monte name and trademark with respect to fresh fruit, vegetables and produce throughout the world (including the United States). Fresh Del Monte alleged that the Company breached the trademark license agreement through the marketing and sale of certain of the Company’s products sold in the refrigerated produce section of customers’ stores, including Del Monte Fruit Naturals products and the more recently introduced Del Monte Refrigerated Grapefruit Bowls. Additionally, Fresh Del Monte alleged that it has the exclusive right under the trademark license agreement to sell Del Monte branded pineapple, melon, berry, papaya and banana products in the refrigerated produce section. Fresh Del Monte also alleged that the Company’s advertising for certain of the alleged infringing products was false and misleading. Fresh Del Monte sought damages of $10.0 million, treble damages with respect to its false advertising claim, and injunctive relief. On October 14, 2008, Fresh Del Monte filed a Motion for a Preliminary Injunction, asking the Court to enjoin the Company from making certain claims about the Company’s refrigerated products. On October 23, 2008, the Court denied that motion. The Company denied Fresh Del Monte’s allegations. Additionally, on November 21, 2008, the Company filed counter-claims against Fresh Del Monte, alleging that Fresh Del Monte has breached the trademark license agreement. Specifically, the Company alleged, among other things, that Fresh Del Monte’s “medley” products (vegetables with a dipping sauce or fruit with a caramel sauce) violated the trademark license agreement. On November 10, 2010, Fresh Del Monte filed a Motion for Partial Summary Judgment. On December 8, 2010, the Company filed an opposition to that motion. At a hearing on August 11, 2011, the Court denied Fresh Del Monte’s motion for Partial Summary Judgment. The Company requested a voluntary dismissal of its counter-claims against Fresh Del Monte, which was granted by the Court on January 24, 2012. On April 6, 2012, a jury returned a verdict in favor of Fresh Del Monte and awarded the Plaintiff damages in the amount of $13.2 million. The jury found that the Company violated the Lanham Act through false and misleading advertising for certain refrigerated products, that the Company’s conduct was willful, and that it breached the trademark license agreement. On April 27, 2012, Fresh Del Monte filed a Motion for Permanent Injunction and sought a final judgment with respect to the damages awarded by the jury. Fresh Del Monte’s motion also sought prejudgment interest, recovery of attorney’s fees, royalties and other related costs totaling approximately $8.5 million. The Company’s opposition to Fresh Del Monte’s motion was filed on May 18, 2012 and Fresh Del Monte’s reply to the Company’s opposition motion was filed on May 25, 2012. On March 28, 2013, the judge granted the permanent injunction, with which the Company had already taken measures to comply. The judge also issued a ruling awarding Fresh Del Monte prejudgment interest and royalties, but not attorney’s fees. The final damages award was approximately $16.6 million and was accrued in accounts payable and accrued expenses as of April 28, 2013. The Company made the payment to Fresh Del Monte in May 2013.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

The following table presents financial information about the Company’s reportable segments (in millions):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Net sales:
Pet Products	$1,989.0	$1,860.8	$271.0	$1,513.2
Consumer Products	1,830.4	1,815.4	293.8	1,588.1

Total	$3,819.4	$3,676.2	$564.8	$3,101.3

Operating income (loss):
Pet Products	$329.4	$323.2	$26.2	$351.5
Consumer Products	121.2	117.2	9.1	170.9
Corporate (a)	(66.1)	(70.2)	(119.2)	(99.2)

Total	384.5	370.2	(83.9)	423.2
Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	257.9	251.1	44.3	66.7
Other (income) expense	(12.5)	55.5	25.7	(5.2)

Income (loss) from continuing operations before income taxes	$139.1	$63.6	$(153.9)	$361.7

(a)	Corporate represents expenses not directly attributable to reportable segments. For fiscal 2013, fiscal 2012, the periods March 8, 2011 through May 1, 2011 and May 3, 2010 through March 7, 2011 Corporate includes $0.0 million, $0.0 million, $82.8 million and $68.8 million of transaction and related costs, respectively. In addition, for fiscal 2013, Corporate includes $13.9 million of restructuring related expenses, as discussed in Note 18.

See Note 4 for goodwill detailed by reportable segment.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Geographic Information

The following table presents domestic and foreign sales (in millions, except percentages):

	Successor			Predecessor
	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011	May 3, 2010 through March 7, 2011
Net sales—domestic	$3,578.2	$3,428.9	$531.2	$2,917.2
Net sales—foreign	241.2	247.3	33.6	184.1

Total	$3,819.4	$3,676.2	$564.8	$3,101.3

Percentage of sales:
Domestic	93.7%	93.3%	94.1%	94.1%
Foreign	6.3%	6.7%	5.9%	5.9%

The following table presents domestic and foreign property, plant and equipment (in millions, except percentages):

	Successor
	April 28, 2013	April 29, 2012
Net property, plant and equipment—domestic	$727.7	$691.7
Net property, plant and equipment—foreign	36.2	37.5

Total	$763.9	$729.2

Percentage of long-lived assets:
Domestic	95.3%	94.9%
Foreign	4.7%	5.1%

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

Transactions with the Sponsors

Monitoring Agreement

On March 8, 2011, in connection with the Merger, entities affiliated with the Sponsors and an entity affiliated with AlpInvest Partners (the “AlpInvest Manager,” together with the affiliates of the Sponsors, collectively, the “Managers”) entered into a monitoring agreement (the “Monitoring Agreement”) with DMC, Parent and Blue Holdings I, L.P., pursuant to which the Managers provide management, consulting, financial and other advisory services to DMC and to its divisions, subsidiaries, parent entities and controlled affiliates. Pursuant to the Monitoring Agreement, the Managers, other than the AlpInvest Manager, are entitled to receive an aggregate annual advisory fee to be allocated among the Sponsors in accordance with their respective equity holdings in Blue Holdings I, L.P. in an amount equal to the greater of (i) $6.5 million and (ii) 1.00% of DMC’s “Adjusted EBITDA” (as defined in the Senior Notes Indenture) less an annual advisory fee of approximately $0.25 million paid to the AlpInvest Manager. For fiscal 2013, fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total expense for the Monitoring Agreement was approximately $6.7 million, $6.5 million and $1.1 million, respectively. As of April 28, 2013, there was a payable of $1.7 million due to the Managers related to the Monitoring Agreement, which amount is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Pittsburgh Office Space Lease

On July 31, 2012 the Company assigned its Right Of First Refusal (“ROFR”) with respect to its leased administrative space in Pittsburgh, Pennsylvania (“Pittsburgh Office Space”) and the related Landlord Partnership Interests to an affiliate of KKR. On November 20, 2012, a KKR affiliate purchased 89% of the Landlord Partnership Interests, and made a payment of $0.4 million to the Company in consideration of the prior assignment of the ROFR. As a result, the KKR affiliate is the beneficiary of future lease payments made by the Company through the remaining term of the lease. For the period from November 20, 2012 to April 28, 2013, the Company paid approximately $1.2 million of rent to the KKR affiliate.

Consulting Arrangements with Capstone Consulting LLC

The Company has engaged Capstone Consulting LLC (“Capstone”) to provide consulting services with respect to the Company’s operations. These engagements may be terminated at any time at the discretion of management of the Company. For fiscal 2013, fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total fees payable to Capstone under these arrangements were approximately $0.2 million, $2.1 million and $0.4 million, respectively. One of the Company’s directors holds an equity interest in Capstone. Neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone. Capstone provides dedicated consulting services to KKR and its affiliated funds’ portfolio companies. As of April 28, 2013, the Company did not have a payable due to Capstone.

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

Financing Arrangements

In January 2013, the Company engaged KCM to act as a joint lead arranger and joint bookrunner in connection with the amendment to the Senior Secured Term Loan Credit Agreement. KCM received approximately $0.6 million for its services in arranging the transaction.

KCM and certain of its capital markets affiliates played a number of roles in connection with the arrangement of financing related to the Merger, including providing financing commitments to Blue Sub, acting as a joint manager and arranger of the Term Loan Facility, an initial purchaser in the initial offering of Senior Notes and as dealer-manager in connection with our tender offer for outstanding 6 3/4% Notes and 7 1/2 % Notes. KCM received approximately $10.2 million for these services.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

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

During fiscal 2012 the Company’s President and Chief Executive Officer and the Company’s then Executive Vice President, Brands, each contributed $1.0 million in cash to Parent and received 200,000 shares of common stock of Parent at a per share purchase price of $5.00 per share.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Note 15.    Quarterly Results of Operations (unaudited)

	Successor
	First (1)	Second	Third	Fourth
	(in millions)
Fiscal 2012:
Net sales	$776.2	$994.3	$971.1	$934.6
Operating income	49.3	107.1	124.5	89.3
Net income (loss)	(27.6)	17.2	28.6	14.4

	Successor
	First (1)	Second	Third	Fourth
	(in millions)
Fiscal 2013:
Net sales	$821.1	$1,009.7	$1,028.2	$960.4
Operating income	45.8	105.2	108.9	124.6
Net income	6.3	29.6	28.3	28.0

(1)

The Company’s net sales in the Consumer Products segment have exhibited seasonality, with the first fiscal quarter typically having the lowest net sales. Lower levels of promotional activity, the availability of fresh produce, the timing of price increases and other factors have historically affected net sales in the first quarter.

Note 16.    Share Repurchases

In June 2010, DMFC announced that its board had authorized the repurchase of up to $350.0 million of DMFC’s common stock over the next 36 months. DMFC then entered into an accelerated stock buyback agreement (“ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, DMFC paid $100 million to Goldman Sachs from available cash on hand to purchase outstanding shares of its common stock, and it received 6,215,470 shares of its common stock from Goldman Sachs. Final settlement of the ASB occurred in August 2010, resulting in DMFC receiving an additional 885,413 shares of its common stock. The total number of shares that DMFC ultimately repurchased under the ASB was based generally on the average of the daily volume-weighted average share price of DMFC’s common stock over the duration of the transaction.

Note 17.    Supplemental Disclosures

The following information is intended to comply with the requirements in the Wisconsin Agriculture Producer Security Statute 126 and Agriculture, Trade and Consumer Protection Chapter 101.

Financial Ratios

The following table represents the Company’s current ratio and debt to equity ratio as of April 28, 2013 (in millions, except ratios):

Current Ratio:
Current assets\ Current liabilities	$1,638.1	=	2.64

	$619.5
Debt to Equity Ratio:
Total liabilities \ Total stockholder’s equity	$5,769.2	=	3.62

	$1,593.9

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 28, 2013

Allowance for Doubtful Accounts

The Company has an allowance for doubtful accounts at April 28, 2013 of $0.1 million. The method for determining the allowance is “specific identification” such that the Company reviews the accounts receivable balances and the aging and reserves for any balances that are determined to be uncollectible. Such balances may include those due from companies that are having financial trouble or filing bankruptcy, balances older than a year or balances that the Company has determined to be uncollectible for another reason. The Company does not have any accounts receivable balances that are older than a year that are not covered by the allowance for doubtful accounts. The Company does not have any non-trade notes or accounts receivables from an officer, director, employee, partner, or stockholder, or from a member of the family of any of those individuals. The Company does not have any notes or accounts receivables from a parent organization, a subsidiary, or affiliates.

Note 18.    Exit or Disposal Activities

On May 14, 2012, the Company approved and announced plans to consolidate its peach production across California at its processing facility in Modesto, California and plans to close its Kingsburg, California processing facility. The consolidation is designed to lower the Company’s cost of production. As a result of the consolidation, approximately 70 full-time employees and approximately 1,100 seasonal employees have been or are expected to be impacted. The Company expects to complete all wind down activities related to the plant consolidation by June 2013. During fiscal 2013, a total of approximately $13.9 million, as further described below, was recognized in cost of products sold and was recorded as Corporate expenses, as it is the Company’s policy to record such restructuring expenses as Corporate expenses.

Del Monte expects to incur pre-tax charges and cash expenditures associated with exit or disposal activities related to (i) employee separation costs and (ii) other associated costs. Del Monte expects to incur approximately $4.0 million to $5.0 million of total pre-tax cash charges associated with exit or disposal activities described above, consisting of (a) approximately $2.5 million of one-time employee termination costs and (b) approximately $1.5 million to $2.5 million of other associated costs. During fiscal 2013, Del Monte incurred approximately $4.4 million of total pre-tax cash charges associated with exit or disposal activities, consisting of one-time employee termination costs and other expenses.

In addition, in connection with the plant consolidation, the Company expects to incur non-cash accelerated depreciation expense related to property, plant, and equipment totaling approximately $10.0 million. During fiscal 2013, Del Monte incurred non-cash accelerated depreciation expense related to property, plant and equipment totaling approximately $7.8 million.

In February 2013, the Company sold a portion of the Kingsburg facility (processing facility and adjacent warehouse) to a non-profit organization for $1.4 million in cash. In March 2013, the Company entered into an agreement to lease a second Kingsburg warehouse facility for approximately 18 months, at which point the warehouse will be sold for approximately $7.3 million of cash. As a result of the real estate sales, the Company recorded a loss of approximately $1.7 million in fiscal 2013; however, due to the sales being completed earlier than expected, the Company was able to reduce its estimate of other expense related to the facility closure.

Note 19.    Subsequent Events

On May 22, 2013, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of May 21, 2013 (the “Merger Agreement”), by and among Del Monte, its wholly owned subsidiary, Skateboard Merger Sub Inc., a California corporation (“Merger Sub”), Natural Balance Pet Foods, Inc., a California corporation (“Natural Balance”), and Frank Magliato, as the Stockholder Representative, pursuant to which Merger Sub will be merged with and into Natural Balance (the “Merger”), with Natural Balance continuing after the Merger as the surviving corporation and a wholly owned subsidiary of Del Monte.

Natural Balance Pet Foods markets super-premium pet food for dogs and cats sold throughout North America. The Company anticipates that the merger will close in July, subject to customary closing conditions and regulatory clearances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, or “Disclosure Controls,” as of the end of the period covered by this Annual Report on Form 10-K. This evaluation, or “Controls Evaluation” was performed under the supervision and with the participation of management, including our Chief Executive Officer, (our “CEO”) and our Executive Vice President, Chief Financial Officer and Treasurer (our “CFO”). Disclosure Controls are controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, as amended, is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls include some, but not all, components of our internal control over financial reporting. Our internal control over financial reporting was also separately evaluated as of the end of the period covered by this Annual Report on Form 10-K in connection with the Management’s Report on Internal Control Over Financial Reporting which is set forth below.

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

Management assessed our internal control over financial reporting as of April 28, 2013, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

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

As a result of the LLC Agreement, Messrs. Alper, Brown and Khosla were designated as members of our Board by KKR; Messrs. Harrison, O’Connell and Mundt were designated by Vestar; Messrs. Hooper and Kilts were designated by Centerview; and Mr. Dunne was designated by AlpInvest. All of the directors other than Mr. Khosla and Mr. West, who is an employee of the Company, are affiliated with the investment fund that designated them and are considered “affiliates” of the Company.

The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years and their ages as of June 24, 2013 are set forth below. To the Company’s knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Name	Age	Positions with the Company
Max V. Alper	36	Director
Simon E. Brown	42	Director
Richard Dunne	34	Director
Neil Harrison	60	Vice Chairman of the Board
David M. Hooper	45	Director
Sanjay Khosla	61	Director
James M. Kilts	65	Chairman of the Board
Kevin A. Mundt	59	Director
Daniel S. O’Connell	59	Director
David J. West	50	President and Chief Executive Officer; Director

Max V. Alper, Director. Mr. Alper became a director of the Company in September 2011. Mr. Alper is a Director of KKR and is a member of the Consumer Products and Services industry team in North America. He is involved with KKR’s investment in The Nielsen Company, and has been active in KKR’s partnership with Weld North LLC, an investment company focused on the consumer services, media, and marketing services sectors. Prior to joining KKR in May 2007, he was with SAB Capital Management LP, an alternative investment management firm, where he focused on public equity investments in a number of industries. Mr. Alper previously was with Madison Dearborn Partners, LLC and Morgan Stanley Capital Partners, both private equity funds, where he was involved in a broad range of private equity transactions.

Simon E. Brown, Director. Mr. Brown became a director of the Company in March 2011 in connection with the Merger. Mr. Brown is a Member of KKR and heads the Consumer Products and Services team in the Americas. At KKR, he has been involved in a variety of investments in the Consumer Products, Media and Technology sectors. Prior to joining KKR in 2003, Mr. Brown was with the private equity firms Madison Dearborn Partners, LLC, Thomas H. Lee Partners, L.P. and Morgan Stanley Capital Partners.

•

Other Directorships: During the last five years, Mr. Brown served as a non-executive director of Nielsen Holdings N.V., a publicly held information and measurement company, on the Supervisory Board of The Nielsen Company B.V., a subsidiary of Nielsen Holdings N.V., and as a board member of Sealy Corporation, a publicly held bedding manufacturer.

Richard Dunne, Director. Mr. Dunne became a director of the Company in January 2012. Mr. Dunne is a Principal in the Co-Investment team of AlpInvest Partners where he is responsible for sourcing, executing, and monitoring equity transactions in North America. Prior to joining AlpInvest Partners in 2004, he was with Citigroup Global Markets, where he worked in the Financial Institutions Group within the Investment Banking Division. Mr. Dunne currently represents AlpInvest as a board observer for Ancestry.com, Genesys, The Hunter Fan Company, McGraw Hill Education, Soleras Advanced Coatings, Spyder Active Sports and Visant Corporation.

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

Sanjay Khosla, Director. Mr. Khosla became a director of the Company in May 2013. He served as the Executive Vice President and President, Developing Markets at Mondelez International (formerly part of Kraft Foods Inc.) from October 2012 until March 2013. Prior to that he served as President, Developing Markets at Kraft Foods Inc., a position he held since January 2007. Mr. Khosla served as Managing Director of Consumer and Food Service at Fonterra Co-operative Group, Ltd., a multi-national dairy company based in New Zealand from 2004 to 2006. Prior to joining Fonterra Co-operative Group, Ltd., for 27 years he held various positions with Unilever PLC based in Europe, India and the United Kingdom.

•

Other Directorships: Mr. Khosla currently serves as a director of Best Buy Co., Inc., a publicly held consumer electronics retailer, NIIT Ltd., an IT-enabled education company based in India, and the Goodman Theater in Chicago.

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

•

Other Directorships: Mr. Mundt currently serves as director of National Mentor Holdings, Inc., a publicly reporting human services company, and The Sun Products Corporation, a consumer products manufacturer. During the last five years, Mr. Mundt also served on the boards of Solo Cup Company, as Chairman of the Board, MediMedia USA, Inc., Fiorucci Foods, Sunrise Medical and Birds Eye Foods, Inc.

Daniel S. O’Connell, Director. Mr. O’Connell became a director of the Company in May 2013. Mr. O’Connell is the Chief Executive Officer, Co-Head of the Consumer group and founder of Vestar Capital Partners. Prior to founding Vestar in 1988, Mr. O’Connell was a Managing Director, Co-Head and founding member of the Management Buyout Group at The First Boston Corporation. Prior to joining First Boston, he worked at Dillon, Read & Co., Inc. Through the principal investment activities of Vestar and First Boston, Mr. O’Connell has served as a director of over 35 companies. Mr. O’Connell is a Trustee Emeritus of Brown University, a member of the Brown University and Howard Hughes Medical Institute’s Investment Committees, and Chairman of the Board of Cardinal Spellman High School in the Bronx.

•	Other Directorships: Mr. O’Connell currently serves as a director of The Sun Products Corporation, a consumer products manufacturer.

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

We believe that our directors have the experience and qualifications that will allow them to make substantial contributions to the Board. As former chief executive officers of The Hershey Company, Birds Eye Foods and The Gillette Company, respectively, Messrs. West, Harrison and Kilts have experience in, and possess an understanding of, business issues applicable to the success of large consumer packaged goods companies. Messrs. Alper, Brown, Hooper and Mundt have expertise in consumer products as a result of their experience working on investments in the consumer products area at Centerview, KKR and Vestar. All of our directors, other than Messrs. West and Khosla, have had positions at global private equity firms and possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. Messrs. Brown, Harrison, Hooper, Khosla, Kilts, Mundt, and West have working experience in corporate governance through their experience serving as directors of other public and private companies.

Executive Officers

The following table sets forth the name, age and positions, as of June 24, 2013, of individuals who are currently executive officers of DMC. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of DMC. Executive officers serve at the discretion of DMC’s Board of Directors. Additionally, executive officers may be elected to DMC’s Board.

Name	Age	Position
David J. West	50	President and Chief Executive Officer; Director
Nils Lommerin	48	Executive Vice President and Chief Operations Officer
Larry E. Bodner	50	Executive Vice President, Chief Financial Officer and Treasurer
Asad Husain	51	Executive Vice President and Chief Human Resources Officer
M. Carl Johnson, III	65	Group Executive Vice President and Chief Growth Officer
David D. McLain	42	Senior Vice President, Chief Procurement Officer and Chief Information Officer
Matthew J. Miller	51	General Manager, Consumer Business Unit
Rocco D. Papalia	52	Senior Vice President, Research & Development and Innovation

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

Asad Husain, Executive Vice President and Chief Human Resources Officer. Mr. Husain joined the Company in January 2013 and was appointed Executive Vice President and Chief Human Resources Officer in March 2013. He has nearly 25 years of Human Resources management experience both domestically and internationally. Prior to joining the Company, Mr. Husain was Global Head of Human Resources at Dun & Bradstreet, from September 2010 to October 2012, where he led the development and execution of company-wide HR Strategy, including significant change management programs, and served as Vice President HR of International from August 2007 to September 2010. From 1989 to 2007, he held various senior Human Resources positions at The Gillette Company, a consumer products manufacturer, spanning various functions and global locations, including integration work for the Gillette Global Business Unit when the company was acquired by Procter & Gamble.

M. Carl Johnson, III, Group Executive Vice President & Chief Growth Officer. Mr. Johnson was named Group Executive Vice President & Chief Growth Officer in January 2013, with responsibility for corporate strategy, Innovation, Research & Development, Consumer Insights, Marketing and Creative Services, Corporate Communications and Government Relations. He also currently serves as acting general manager of the Pet Business. Mr. Johnson joined Del Monte as Executive Vice President, Brands in November 2011. From 2001 until April 2011, Mr. Johnson was with Campbell Soup Company, a publicly held food company. He served as Senior Vice President and Chief Strategy Officer from April 2001 to October 2010, having direct responsibility for corporate strategy, research & development, quality, corporate marketing services, licensing and e-business, and served as Senior Vice President and Senior Advisor to the CEO from October 2010 to April 2011. From 1992 to 2001, Mr. Johnson was with Kraft Foods Inc., a publicly held food company, where he ran three successively larger business divisions. He served as Executive Vice President, Kraft Foods N.A. and President, New Meals Division (a $2.5 billion division) from 1997 to 2001; Executive Vice President, Kraft Foods N.A., and President, Meals Division, Kraft Foods, N.A. from 1995 to 1997; Executive Vice President, Kraft USA and General Manager, Specialty Products Division, from 1993 to 1995; and Vice President of Strategy, Kraft Foods, USA from 1992 to 1993. Mr. Johnson currently serves as the non-executive chairman of Nautilus, Inc., a publicly held fitness equipment company, and as a director of Avedro, Inc., a privately held medical company.

David McLain, Senior Vice President, Chief Procurement Officer and Chief Information Officer. Mr. McLain joined the Company in September 2006 as Vice President, Chief Procurement Officer and was appointed to his current position in November 2011. Prior to joining the Company, he was Managing Partner and Founder of Lighting Trade Group LLC, which was purchased in 2006 by Tatum LLC. Mr. McLain was Vice President of Business Consulting with WorldChain from 2002 to 2004, and he served as Vice President Business Consulting with i2 Technologies from 1997 to 2002.

Matthew J. Miller, General Manager, Consumer Business Unit. Mr. Miller joined Del Monte in December 2009 and was appointed to his current position in May 2012. Mr. Miller was Vice President, Consumer Products from November 2011 to May 2012 and Vice President, Consumer and Pet Innovation from December 2009 to November 2011. Prior to joining the Company, he was Vice President & General Manager, Consumer Brands at Safeway Stores, Inc. from 2008 to 2009; VP of Marketing at Safeway Stores, Inc. from 2006 to 2008; Vice President, Generating Demand at Nestle S.A. from 2005 to 2006; Director of Marketing at Nestlé Purina PetCare Company from 2001 to 2005; and Vice President of Sales, Western Region at Nestle Purina PetCare Company from 1997 to 2001.

Rocco D. Papalia, Senior Vice President, Research & Development and Innovation. Mr. Papalia joined the Company in November 2012 as Senior Vice President, Research & Development and Innovation. He has responsibility for all of the company’s research, development, food safety, nutrition, regulatory, quality, and innovation. From 1989 to 2012, Mr. Papalia was with PepsiCo, Inc., a publicly held food and beverage company. From 2007 to 2012, he created and led the PepsiCo Global Advanced Research team. He served as Senior Vice President of Research and Development of the Frito-Lay Division, both domestically and globally, between 1996 and 2007. Between 1989 and 1996, Mr. Papalia held various executive positions with PepsiCo’s Frito-Lay North America Division. From 1982 to 1989, Mr. Papalia held various innovation positions with the Beauty Care and Health and Personal Care Divisions of the Procter & Gamble Company, a publicly held consumer products company.

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

Procedures for Nominations to the Board

The Company does not have a nominating committee with respect to nomination of candidates to the Board. Instead, and as described more fully in “Item 13. Certain Relationships and Related Transactions, and Director Independence” below, the Sponsors (or funds affiliated with the Sponsors) and other investors entered into the LLC Agreement with respect to their investment in Blue Holdings GP, LLC. Under the terms of the LLC Agreement, affiliates of each of KKR and Vestar have the right to designate three managers of Blue Holdings GP, LLC, affiliates of Centerview have the right to designate two managers of Blue Holdings GP, LLC and affiliates of AlpInvest Partners have the right to designate one manager of Blue Holdings GP, LLC. The LLC Agreement further provides that the members of the LLC will seek to ensure, to the extent permitted by law, that each of the members of Blue Holdings GP, LLC also are members of the board of directors of Parent and of the Company. There have been no changes to these procedures since the Company’s last disclosures regarding the process for making nominations to the board.

Code of Ethics

The Company has updated its Code of Conduct which was adopted by the board of directors of DMC in September 2012. The Code of Conduct applies to all of the Company’s officers, directors and employees and encompasses the Company’s code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller. The Code of Conduct is available on the Company’s website at www.delmontefoods.com. A printed copy of the Code of Conduct is also available to any securityholder upon written request to the Corporate Secretary, Del Monte Corporation, P.O. Box 193575, San Francisco, California 94119-3575. The Company intends to make any required disclosures regarding any amendments of its code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller or waivers granted to any such officers on its website at www.delmontefoods.com.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section of the Annual Report on Form 10-K explains how Del Monte’s executive compensation programs are designed and operate with respect to David J. West, President and Chief Executive Officer (“CEO”); Larry E. Bodner, Executive Vice President (“EVP”), Chief Financial Officer (“CFO”) and Treasurer; Nils Lommerin, EVP and Chief Operations Officer (“COO”); M. Carl Johnson, III, Group EVP and Chief Growth Officer; Matthew J. Miller, General Manager, Consumer Business Unit; Timothy A. Cole, former EVP, Sales; and Richard W. Muto, former EVP and Chief Human Resources Officer (who are together referred to as our named executive officers). This section also identifies the material elements and objectives of compensation provided to the named executive officers in fiscal 2013, and the reasons supporting such compensation. For a complete understanding of our executive compensation program, this Compensation Discussion and Analysis should be read in conjunction with the Summary Compensation Table and other compensation disclosures included in this Annual Report on Form 10-K.

Overview

Fiscal 2013 Summary

In fiscal 2013, Del Monte continued to provide a compensation package for its executive officers consisting generally of base pay, performance-based annual cash incentives, long-term equity incentives, a cash perquisite allowance and supplemental retirement, severance and change-of-control benefits. Executive compensation packages continued to be based on compensation principles and objectives focused on providing competitive pay opportunities generally targeted at or above the market median (if performance meets or exceeds target levels) that also served to align executive officers’ efforts with the interests of securityholders.

Compensation Objectives, Principles and Process

What are Del Monte’s executive compensation program objectives and principles?

The primary objective of Del Monte’s executive compensation program was, in fiscal 2013, and continues to be, to attract and retain executives of exceptional caliber who will provide strong, competitive leadership in the branded-food industry, drive securityholder value through superior performance, and align their interests with those of our securityholders. Toward that end, in fiscal 2013, executive compensation at Del Monte consisted of a portfolio of cash and equity-based elements designed to reward both corporate and individual performance, provide short and long-term incentives and compensate our executives both currently and upon retirement. The following compensation principles supplemented the compensation objectives described above with respect to fiscal 2013 in guiding management’s recommendations to the Compensation and Benefits Committee in fiscal 2013:

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

What were the Compensation and Benefits Committee’s processes for setting executive compensation in fiscal 2013?

The Compensation and Benefits Committee reviews our overall compensation strategy and policies, and annually sets the compensation of executive officers. The Compensation and Benefits Committee makes decisions regarding executive compensation with input from the CEO, other members of management and an executive compensation consultant engaged directly by the Compensation and Benefits Committee for executive compensation purposes. In fiscal 2013, Exequity, LLP served as the Compensation and Benefits Committee’s compensation consultant. Under the terms of the engagement by the Compensation and Benefits Committee, in the event Exequity provided other services to the Company, such services were subject to prior notification and approval of the Compensation and Benefits Committee or its Chairman. Exequity performed no such services in fiscal 2013.

Benchmarking and Peer Group Comparison. To be able to attract and retain top-level executive officers as we compete for customer programs and mindshare, in fiscal 2013 we aimed to provide total target direct compensation packages (including base salary, an annual incentive award at target and long-term incentive awards) to our executive officers, including our named executive officers, that were competitive and consistent with those provided by (1) major branded food and consumer products companies that are similar in size to Del Monte and require comparable leadership competencies, skills, and experiences, and (2) other similar sized organizations that operate in the markets in which we compete for executive talent.

The Compensation and Benefits Committee did not formally review or approve a comparator group for purposes of fiscal 2013 compensation setting. However, in fiscal 2013, management and the Compensation and Benefits Committee’s external compensation consultant considered a comparator group in making compensation recommendations to the Compensation and Benefits Committee. Such compensation comparator group comprised the following companies having median annual revenues of approximately $4.2 billion:

• Stanley Black & Decker, Inc.	• Flowers Foods, Inc.	• Kellogg Company
• Campbell Soup Company	• Fortune Brands, Inc.	• Levi Strauss & Co.
• Chiquita Brands International, Inc.	• General Mills, Inc.	• McCormick & Company, Inc.
• Church & Dwight Co., Inc.	• H.J. Heinz Company	• Molson Coors Brewing Company
• The Clorox Company	• The Hershey Company	• Ralcorp Holdings, Inc.
• Ingredion, Inc.	• Hormel Foods Corporation	• Treehouse Foods, Inc.
• Dole Food Company, Inc.	• The J.M. Smucker Company	• Williams-Sonoma, Inc.

Determinations of total target direct compensation for Del Monte’s executive officers began with management’s identification of the responsibilities, leadership competencies, technical skills and experience required for each particular executive position. The Compensation and Benefits Committee then reviewed a comparative analysis with respect to each executive position, based on the competitive data, analysis and advice supplied by its compensation consultant for the compensation comparator group. If no comparable position was identified in the compensation comparator group, the Compensation and Benefits Committee looked to other publicly available or survey data provided by its compensation consultant, as well as internal comparisons to other executives, to determine an appropriate competitive compensation level. Based on the last analysis conducted, the average total target direct compensation of our named executive officers fell slightly above the median of the compensation comparator group.

Individual and Corporate Performance Assessment. The Compensation and Benefits Committee also considered an executive officer’s individual performance, experience and contribution to overall corporate success in adjusting base salaries and establishing incentive compensation. The Compensation and Benefits Committee reviewed tally sheets detailing the value, earnings and accumulated potential payout of each element of the executive’s compensation, including equity awards. Each tally sheet also summarized retirement benefits and quantified the benefits we are required to provide under various employment termination scenarios, including termination upon change of control. The tally sheets were informational and helped the Compensation and Benefits Committee to track changes in each named executive officer’s total direct compensation from year-to-year and to remain aware of the compensation historically paid to each executive officer. Company performance, while considered in adjusting base salaries and granting equity awards, was more specifically reflected in annual incentive award determinations as described in more detail below in the discussion under the heading “How were the fiscal 2013 cash annual incentive awards determined?”

What were the roles of the Compensation and Benefits Committee, compensation consultant and management in determining executive compensation?

In fiscal 2013, executive compensation was set by the Compensation and Benefits Committee, with support provided by the CEO and other members of management. The Compensation and Benefits Committee determined base salary and target levels of annual and long-term incentives for each of the named executive officers after considering individual and Company factors, as discussed further below in “Components of Executive Compensation.” In connection with the Compensation and Benefits Committee’s determination, the CEO provided the Compensation and Benefits Committee with his insights regarding these other individual and Company factors that may impact base salary and annual incentive targets for the other executive officers.

Components of Executive Compensation

What were the key elements of Del Monte’s executive compensation program in fiscal 2013?

For fiscal 2013, named executive officer compensation consisted principally of the elements identified in the following chart in addition to the health, welfare and retirement plans and programs generally available to all salaried employees:

Compensation Element	Objectives in Fiscal 2013	Key Features in Fiscal 2013

Base Salaries	• Provide a fixed-level of cash compensation upon which executives can rely.

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

•          Corporate performance objectives were based on measurable financial metrics (i.e., adjusted EBITDA, net debt reduction, and net sales).

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

•         Options are subject to both service-based and performance-based vesting requirements.

Compensation Element	Objectives in Fiscal 2013	Key Features in Fiscal 2013

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

Termination and Change-of- Control Benefits

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

•        Cash lump sum payment equal to a multiple of base pay, target AIP and perquisite allowance based on executive’s level in the Company.

•        Pro-rata AIP payment for year of termination.

•        Continuation of health benefits for period of severance.

•        Pro-rata vesting of equity awards depending on the scenario.

How were the fiscal 2013 base salaries determined?

In September 2012, base salaries for our named executive officers were compared to the median salaries, by position, of our compensation comparator group, or, if insufficient comparator data available, by similarly situated proxy position from our comparator group. No salary increases were approved for these named executive officers at that time.

Mr. Miller’s compensation was determined in fiscal 2013 by the CEO and the Compensation and Benefits Committee. In May 2012, Mr. Miller’s annual base salary was increased from $300,000 to $350,000 in connection with an increase in his scope of responsibility as Vice President, Consumer Products Marketing. His base salary was further increased in February 2013 to $375,000 in connection with his promotion to General Manager, Consumer Business Unit. In early fiscal 2014, the Compensation and Benefits Committee adjusted his base salary, effective July 1, 2013, to $405,000 and his target incentive award to 75%, following management’s recommendation in order to achieve a competitive and internally equitable compensation package for Mr. Miller that reflects individual and company performance, job complexity, and strategic value of the position while ensuring long-term retention and motivation.

How were the fiscal 2013 cash annual incentive awards determined?

Under the Del Monte Corporation Annual Incentive Plan (“AIP”), management employees, including the named executive officers, were eligible to earn cash incentive payments based on a fixed target percentage of base salary during the fiscal year if corporate objectives for the fiscal year were attained. The target percentage of any executive’s base pay generally increased with the scope of the executive’s responsibility. The Compensation and Benefits Committee approved the corporate performance objectives and target awards.

For fiscal 2013, the Compensation and Benefits Committee chose the following performance measures and relative weighting as the AIP corporate objectives: adjusted EBITDA (50%), net debt reduction (20%), and net sales (20%). The Committee believed that these metrics were critical to Del Monte’s overall corporate and operational performance, reinforced management focus on the annual business plan and, together, drove long-term securityholder value creation. In addition to these specified corporate objectives, the board designated an additional discretionary objective, with a relative performance objective weighting of 10%, to be scored based on the Board’s assessment of management’s overall results relative to the annual operating plan.

For purposes of the AIP, (i) adjusted EBITDA is defined as income before interest expense, provision for income taxes, and depreciation and amortization, adjusted as required by the definitions of “EBITDA” and “Consolidated EBITDA” contained in the Company’s indenture and credit agreements and further adjusted as determined by management, (ii) net sales is determined in accordance with generally accepted accounting principles in the United States (“GAAP”), and (iii) net debt reduction is defined as adjusted EBITDA less cash interest, cash taxes (net of refunds), normal capital expenditures, and plus (or less) decrease (or increase) in working capital, and excluding any impact of the Merger. Net debt reduction is a measure used to reflect the Company’s ability to pay down debt based on cash flow generated, but does not represent actual payments made towards debt in fiscal 2013.

The following table shows each named executive officer’s fiscal 2013 target award, expressed as a percentage of his base salary. The target award is the projected amount the executive would receive for scores of 100% for each of the corporate performance objectives including the board discretion objective.

Target Annual Incentive Award Percentages.

Target Award as a Percentage of Base Salary (1)
Name
David J. West	100.0%
Larry E. Bodner	75.0%
Nils Lommerin	80.0%
M. Carl Johnson, III	75.0%
Matthew J. Miller	55.0%
Timothy A. Cole	70.0%
Richard W. Muto	62.5%

(1)	For purposes of calculating AIP awards, base salary is an executive’s total fiscal year base pay earnings. This excludes annual incentive awards, perquisites and perquisite allowances, special awards, and other non-base salary compensation.

Fiscal 2013 Performance against Corporate Objectives. Although target award amounts under the AIP generally were intended to provide compensation at the median of the compensation comparator group, actual payouts could vary depending upon the extent to which corporate performance objectives were achieved and upon an executive’s unique contributions, if any. In addition, the Compensation and Benefits Committee retained discretion to increase or decrease any AIP participant’s award, including to zero, based on individual performance or any other factors the Compensation and Benefits Committee may consider.

Corporate Performance Objectives—When setting corporate objectives and the related targets, the Compensation and Benefits Committee also established threshold (other than for the board discretion objective) and maximum achievement levels, creating a performance range for each component of the corporate objective portion of the AIP. For fiscal 2013, the Compensation and Benefits Committee approved the performance range for adjusted EBITDA at 97% to 109% of target, the range for net debt reduction at 92% to 116% of target, and the range for net sales at 97% to 103% of target. Actual performance below the threshold would have resulted in no payout for that particular objective. Potential scores for the corporate objectives ranged from 0% to 200% of the target award; however, for fiscal 2013, no individual payment under the AIP could exceed $3 million.

Overall, the Compensation and Benefits Committee sought to establish target corporate performance objectives that would be challenging yet attainable, based on the Company’s annual operating plan for the year, which in turn reflected the Company’s strategies and long-term plans. For fiscal 2013, the Compensation and Benefits Committee established an adjusted EBITDA target of $570 million, with a target “performance zone” of $564 million to $576 million within which the objective would be scored at target, a net debt reduction target of $193 million, and a net sales target of $3,816 million.

As approved by the current Compensation and Benefits Committee, the adjusted EBITDA result was $580.3 million, outperforming target by 1.8% and resulting in a score of 117%. The Compensation and Benefits Committee approved net debt reduction at $225.9 million, outperforming target by 17.0% and resulting in a score of 200%. Net sales was approved at $3,819.4 million, outperforming target and resulting in a score of 103%. The Compensation and Benefits Committee assigned a score of 129% to the Board discretion objective. Accordingly, the Compensation and Benefits Committee determined the corporate objective score multiplier to be 131.8%.

What were the fiscal 2013 AIP Payments for the named executive officers?

The Compensation and Benefits Committee retained discretion to increase or decrease the amount of any individual award beyond the amount calculated by applying the 131.8% corporate objective score multiplier to the target award. Individual awards for the named executive officers, other than Messrs. Cole and Muto, were determined by the Compensation and Benefits Committee after considering each officer’s contributions during fiscal 2013 and the impact on Company performance, including strong results in net debt reduction and overall cost controls, success in introducing new pet products to market, and overall go-to-market improvements in the Consumer Products business. Although fiscal 2013 was a challenging year for the Company, the Compensation and Benefits Committee recognized significant progress achieved in creating a strategic framework for future growth. Accordingly, the named executive officers received awards for fiscal 2013 as follows, which reflect exercise of upwards adjustment discretion by the Compensation and Benefits Committee with respect to Messrs. West, Bodner, and Lommerin: Mr. West: $1,800,000; Mr. Bodner: $689,924; Mr. Lommerin: $737,159; Mr. Johnson: $528,622; Mr. Miller: $231,967.

In connection with their departure from the Company, Messrs. Cole and Muto received severance payments reflecting a pro-rata portion of their target AIP awards, adjusted for corporate performance and service period during the year, as set forth in “— Potential Payments upon Employment Termination and Change-of-Control Events.”

How were the fiscal 2013 amounts of long-term equity incentive awards determined?

No new equity incentive awards were granted to our named executive officers in fiscal 2013, with the exception of Mr. Miller. In January 2013, Mr. Miller received a stock option grant to purchase 280,000 common shares of Parent in connection with his promotion to General Manager, Consumer Business Unit. During the third quarter of fiscal 2013, all outstanding performance-based options were modified to revise the EBITDA-related financial targets on half of the performance-based options, such that such options vest at the end of each of fiscal years 2013 through 2016 if Parent achieves a pre-determined EBITDA—related financial target with respect to such fiscal year, and to discontinue cumulative EBITDA-related financial target provisions. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of such options may vest depending on the extent to which the realized return exceeds such threshold. The remaining half of then-outstanding performance-based options were modified to subject vesting only to market-based vesting conditions, providing that upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold.

How were fiscal 2013 perquisite allowances determined?

Del Monte’s perquisite cash allowance plan for executive officers was established in fiscal 2005 with specific annual, cash allowance tiers based on an executive’s level in the Company. In subsequent years, the Compensation and Benefits Committee continued to administer the perquisite plan pursuant to the allowance tiers and amounts established in 2005, which remained unchanged. Accordingly, in fiscal 2013, the named executive officers were entitled to annual cash perquisite allowances in the following amounts:

• CEO	$42,000
• COO/CFO/EVP	$36,000
• SVP	$30,000

Mr. Miller participated in the plan at the SVP level. Messrs. Cole and Muto received pro-rata portions of their annual allowances reflecting their periods of service in fiscal 2013.

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

As described more fully in “—Potential Payments upon Employment Termination and Change-of-Control Events,” Messrs. West, Bodner, Lommerin, Johnson, and Miller are entitled to certain benefits in the event of an employment termination or change in control of the Company pursuant to the terms of their respective employment agreements, the Company’s executive severance plan, or the Company’s annual and long-term incentive plans. The severance benefits offered to our named executive officers serve our overall compensation objectives by providing a total competitive compensation package that assists in recruiting and retaining executive officers. Likewise, our change-of-control benefits are expected to align executive efforts and stockholder interests by retaining key executives as needed during any transition period.

In connection with the departure from Del Monte of Messrs. Cole and Muto in fiscal 2013, they each received severance and, with respect to Mr. Cole, change in control benefits, as described more fully in “— Potential Payments upon Employment Termination and Change-of-Control Events.”

Other Executive Compensation Matters

Are executives subject to any stock ownership guidelines?

As a privately held company we do not have formal equity ownership guidelines. However, we believe the participation of our executive officers in the 2011 Plan, including through option rollover investments, aligns our executive officers’ interests with the Sponsors’ interests.

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

REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE

The Compensation and Benefits Committee has reviewed and discussed the materials under the caption “Compensation Discussion and Analysis” included in this Annual Report on Form 10-K with the management of Del Monte. Based on such review and discussion, the Compensation and Benefits Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

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

The Compensation and Benefits Committee monitors compensation-related risk and strives to ensure that our compensation programs are designed and administered in a way that will not encourage excessive or unnecessary risk-taking or exacerbate the risks inherent in any performance-based incentive program. In designing executive compensation packages, the Compensation and Benefits Committee seeks to mitigate the potential for unnecessary risk-taking by creating an appropriate mix of fixed compensation and variable incentives that depend on both short-term and long-term performance goals intended to align the interests of our executives with those of the Company, drive performance against our annual operating plan, and reflect necessary market-competitive pay levels and practices. In such design process, the Compensation and Benefits Committee considers the input of internal compensation, risk and audit specialists, and an outside compensation consultant.

In calendar 2013, the Company reviewed an internal assessment of our compensation programs, policies, and practices, both at the executive and non-executive level, in order to evaluate the risk profile of such arrangements and determine whether any of our compensation policies or practices create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation and Benefits Committee reviewed the result of the assessment, specifically considering the governance structure and approval mechanisms of compensation elements, whether incentives are appropriately linked to securityholder value and overall corporate success, the function of a particular award within an individual’s compensation mix, what controls exist on participant action and payout (including whether we retain discretion to reduce award amounts), and what other specific risk-mitigating factors are in place with respect to each compensation element.

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

– Long-term incentive awards: Our long-term incentive awards are designed to provide a balanced risk and reward framework, and to reward achievement of our strategic objectives. The service-based vesting aspect of these awards promotes retention and encourages continued service according to our values and Code of Conduct, while the performance-based aspect of these awards places an emphasis on significant and sustainable performance over various long-term time horizons, reducing the possibility of achieving gains through short-term risk-taking.

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

As illustrated by the Compensation and Benefits Committee’s 2013 determination in connection with the risk assessment review, as well as the more detailed description of our executive compensation arrangements under “— Compensation Discussion and Analysis,” Del Monte believes the Company’s compensation programs and practices effectively link compensation to reasonable and prudent risk management and encourage behaviors aligned with long-term company welfare, and do not create unreasonable risks likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table sets forth compensation paid by Del Monte for the fiscal years indicated to:

•	the individual who served as its Chief Executive Officer during fiscal 2013;

•	the individual who served as its Chief Financial Officer during fiscal 2013;

•	each of the three other most highly compensated executive officers of Del Monte as of the end of fiscal 2013; and

•

two individuals whose compensation would have placed them among the three other most highly compensated executive officers but for the fact that they were not serving as executive officers as of the end of fiscal 2013.

These seven individuals are collectively referred to as the “named executive officers.” For purposes of the following table and other disclosures regarding executive compensation, references to “fiscal 2011” refer to the combination of the Predecessor period of May 3, 2010 through March 7, 2011 and the Successor period of March 8, 2011 through May 1, 2011.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
David J. West	2013	1,240,250	219,000	—	936,000	1,581,000	1,091,090	124,311	5,191,651
President and Chief Executive	2012	936,039	5,694,809	6,830,995	12,918,000	516,085	705,361	7,447,814	35,049,103
Officer; Director

Larry E. Bodner	2013	561,000	165,000	—	286,739	524,924	218,647	16,326	1,772,636
Executive Vice President, Chief	2012	554,333	—	—	2,136,000	223,531	213,834	16,091	3,143,789
Financial Officer and Treasurer	2011	480,907	—	416,052	893,805	386,114	101,401	5,039,938	7,318,217

Nils Lommerin	2013	691,000	50,000	—	398,818	687,159	306,842	14,905	2,148,724
Executive Vice President and	2012	691,000	15,065	—	2,136,000	301,300	356,451	25,173	3,524,989
Chief Operations Officer	2011	682,667	—	957,728	2,528,394	700,978	228,015	12,481,352	17,579,134

M. Carl Johnson, III	2013	567,250	—	—	269,500	528,622	84,782	68,090	1,518,244
Executive Vice President, Brands	2012	270,740	200,000	—	2,492,000	98,225	30,216	54,441	3,145,622

Matthew J. Miller	2013	382,167	—	—	480,333	231,967	55,315	11,045	1,160,827
GM Consumer Business Unit

Timothy A. Cole	2013	451,141	—	—	229,099	—	730,790	2,121,029	3,532,059
Former Executive Vice President, Sales	2012	521,667	—	—	1,602,000	195,481	246,981	16,703	2,582,832
	2011	509,000	—	457,541	917,767	448,635	183,658	6,448,970	8,965,571

Richard W. Muto	2013	381,500	—	—	226,398	218,750	681,677	1,421,652	2,929,977
Former Executive Vice President and
Chief Human Resources Officer

(1)	This table reflects principal positions held by the individuals as of April 28, 2013 or upon their separation from the Company, as applicable.

Mr. Cole separated from the Company as of March 8, 2013. Mr. Muto separated from the Company as of March 15, 2013, and entered into a consulting agreement with the Company to provide consulting services through September 15, 2013.

(2)	The amounts reported for Messrs. West, Bodner, and Lommerin represent that portion of the executive officer’s annual cash incentive that was based on the exercise of discretion by the Compensation and Benefits Committee to increase such award above the amount calculated pursuant to the Del Monte Corporation Annual Incentive Plan (“AIP”).
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

(4)	The amounts reported as Option Awards reflect (i) the grant date fair value calculated in accordance with FASB ASC Topic 718 of options (other than Rollover Options—Del Monte did not incur expense in connection with the grant of the Rollover Options) granted in the applicable fiscal year but without giving effect to anticipated forfeitures, or, as applicable, (ii) the incremental fair value of the awards due to modification of the awards as of the modification date. The fair value of performance-based options was determined based on an option pricing model. For additional information regarding the assumptions we used in valuing stock options, see “Note 8. Stock Plans” of our consolidated financial statements in this Annual Report on Form 10-K.
(5)	For more information regarding the amounts reported as All Other Compensation, see “—Narrative Discussion of Summary Compensation Table —All Other Compensation” below.

Narrative Discussion of Summary Compensation Table

Salary

The amounts reported in the Salary column also include amounts that were paid in lieu of in-kind perquisites. For information regarding such amounts paid in fiscal 2013, see “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2013 perquisite allowances determined?” The Company does not consider such cash allowances as eligible salary for purposes of the Del Monte Corporation Annual Incentive Plan or similar plans.

Stock Awards

Stock Awards include:

•	restricted stock (in fiscal 2012 only);

•	restricted stock units (in fiscal 2011 only);

•	performance share units with performance targets based on relative total shareholder return (RTSR) (in fiscal 2011 only).

Option Awards

In fiscal 2013, 2012 and/or fiscal 2011, as applicable, the named executive officers received options to purchase Parent common stock as described above in “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2013 amounts of long-term incentive awards determined?” In fiscal 2011, the applicable named executive officers received options to purchase Del Monte Foods Company common stock under the Del Monte Foods Company 2002 Stock Incentive Plan (“2002 Stock Plan”) with a standard four-year vesting term.

During the third quarter of fiscal 2013, all outstanding performance-based options were modified to revise the EBITDA-related financial targets on half of the performance-based options, such that such options vest at the end of each of fiscal years 2013 through 2016 if Parent achieves a pre-determined EBITDA—related financial target with respect to such fiscal year, and to discontinue cumulative EBITDA-related financial target provisions. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of such options may vest depending on the extent to which the realized return exceeds such threshold. The remaining half of then-outstanding performance-based options were modified to subject vesting only to market-based vesting conditions, providing that upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold.

See “—Fiscal 2013 Grants of Plan-Based Awards” for information regarding the options granted in fiscal 2013 and “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information regarding matters that could affect the vesting of outstanding options.

Non-Equity Incentive Plan Compensation

The amounts reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table reflect annual incentive awards earned under the Del Monte Corporation Annual Incentive Plan.

For information regarding the Del Monte Corporation Annual Incentive Program and amounts earned thereunder by the named executive officers for fiscal 2013, see “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2013 cash annual incentive awards determined?” and “—What were the fiscal 2013 AIP Payments for the named executive officers?”

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

Generally, the change in actuarial pension value reflects the difference between the actuarial present value of accumulated benefits at the end of the fiscal year and at the end of the prior fiscal year, based on the applicable measurement date. The fiscal 2013 change in actuarial pension values for Messrs. Cole and Muto reflects the difference between the actual value of their benefits, determined in connection with the termination of their service, and the value at the end of fiscal 2012.

The amount reported for Mr. West reflects interest accrued on an initial SERP balance of $7.1 million provided pursuant to his employment agreement. This interest accrues at a rate of 11.8% annually compounded at the end of each three-month of the 60-month period following June 10, 2011. The balance, including any interest accrued, vests on June 10, 2014.

For additional information regarding the Del Monte Corporation Retirement Plan; the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Corporation Retirement Plan; and the Del Monte Corporation Supplemental Executive Retirement Plan, see “—Fiscal 2013 Pension Benefits.” For information regarding Del Monte’s nonqualified deferred compensation plans, see “—Fiscal 2013 Nonqualified Deferred Compensation.”

All Other Compensation

Amounts reported in the All Other Compensation column for fiscal 2013 include, but are not limited to, the amounts detailed in the following table:

All Other Compensation Table:

	Employer Contributions to Defined Contribution Plans
Name	Company Matching Contribution Pursuant to the Del Monte Savings Plan (the 401 (k) plan) ($)	Amounts Contributed Under the Del Monte Corporation Additional Benefits Plan relating to the Del Monte savings Plan (the 401 (k) plan) ($)	Term Life Insurance Premiums ($)	Tax Gross Ups ($)(1)	Relocation ($)	Severance ($)
David J. West	15,150	—	1,296	20,195	19,335	—
Larry E. Bodner	7,297	8,273	756	—	—	—
Nils Lommerin	1,769	12,192	944	—	—	—
M. Carl Johnson, III	6,719	—	387	28,869	32,115	—
Matthew J. Miller	8,094	2,440	511	—	—	—
Timothy A. Cole	5,852	7,219	706	1,084	—	2,106,168
Richard W. Muto	6,333	4,508	36	—	—	1,095,775

(1)	Tax gross-ups were paid in connection with tax obligations associated with, other than for Mr. Johnson, Del Monte-related travel for the named executive officers’ spouses and guests, and, with respect to Messrs. West and Johnson, relocation costs.

The amount reported for Mr. West also includes $68,335 for temporary housing rental and expenses and applicable tax gross ups.

The amount reported for Mr. Muto also includes a consulting fee of $315,000, payable in September 2013 contingent upon his remaining available to provide consulting services through that date.

Fiscal 2013 Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (7)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(8)	Exercise or Base Price of Option Award ($/Sh)(9)	Closing Market Price On Date of Grant ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(10)

Name	Grant Date (2)	Board Approval Date (3)	Threshold ($)(4)	Target ($)(5)	Maximum ($)(6)	Threshold (#)	Target (#)	Maximum (#)
David J. West	1/7/2013	12/6/2012				350,000	2,800,000	2,800,000			$5.00		$896,000
	1/7/2013	12/6/2012				125,000	1,000,000	1,000,000			$10.00		$40,000
			$60,000	$1,200,000	$2,400,000
Larry E. Bodner	1/7/2013	12/6/2012				96,773	774,183	774,183			$5.00		$286,739
			$19,688	$393,750	$787,500
Nils Lommerin	1/7/2013	12/6/2012				140,554	1,124,432	1,124,432			$5.00		$398,818
			$26,200	$524,000	$1,048,000
M. Carl Johnson, III	1/7/2013	12/6/2012				87,500	700,000	700,000			$5.00		$269,500
			$19,922	$398,438	$796,876
Matthew J. Miller	1/7/2013	12/6/2012				8,919	71,352	71,352			$5.00		$26,733
	1/7/2013	12/6/2012				17,500	140,000	140,000			$5.00		$151,200
	1/7/2013	12/6/2012								140,000	$5.00		$302,400
			$8,922	$178,438	$356,876
Timothy A. Cole	1/7/2013	12/6/2012				78,066	624,529	624,529			$5.00		$229,099
			$14,687	$293,748	$587,496
Richard W. Muto	1/7/2013	12/6/2012				77,011	616,089	616,089			$5.00		$226,398
			$10,938	$218,750	$437,500

(1)	These amounts reflect possible payouts of amounts that could have been earned with respect to fiscal 2013 at threshold, target and maximum levels, respectively, under the Del Monte Corporation Annual Incentive Plan (“AIP”). Actual amounts earned for fiscal 2013 under the AIP have been reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for fiscal 2013 and, for Messrs. West, Bodner, and Lommerin, as Bonus for fiscal 2013 with respect to that portion of the award attributable to the exercise of Compensation and Benefits Committee discretion based on individual contributions.

(2)	Reflects the effective date of modification of the options, or, in the case of Mr. Miller’s 140,000 option grant, the date of the option grant.
(3)	Reflects the date of board approval of the option modification, or, in the case of Mr. Miller’s 140,000 option grant, the date of board approval of the option grant.
(4)	Reflects the smallest possible pre-determined payout threshold under the AIP for the applicable fiscal year. The threshold amount reflects the amount that would have been paid under the AIP with respect to fiscal 2013 if:

•	adjusted EBITDA had been less than 97% of target, resulting in a score of zero with respect to this objective;

•

either net debt reduction or net sales had been at their respective thresholds of 92% of target or 97% of target, resulting in a score of 25% with respect to this objective, with the other objective at less than the applicable threshold, resulting in a score of zero with respect to that objective; and

•	a score of zero had been assigned to the board discretion objective.

The threshold amount is not a minimum amount; AIP awards may be zero. If each company financial objective had ended up below its respective threshold (in addition to score of zero assigned to the board discretion objective), none of the named executive officers would have been entitled to receive an award under the AIP for fiscal 2013, absent the exercise of Compensation and Benefits Committee discretion.

(5)	Reflects the target payout under the AIP for fiscal 2013. The target amount reflects the amount that would have been paid under the AIP with respect to fiscal 2013 if adjusted EBITDA had been in the “target performance zone” of 99% to 101% of target, net debt reduction and net sales had each been 100% of target, and the board discretion objective had been assigned a score of 100%.

(6)	Reflects the maximum possible formulaic payout under the AIP for fiscal 2013. The maximum amount reflects the amount that would have been paid under the AIP with respect to fiscal 2013 if:

•	adjusted EBITDA had been at or above 109% of target, resulting in a score of 200% with respect to this objective;

•	net debt reduction had been at or above 116% of target, resulting in a score of 200% with respect to this objective;

•	net sales had been at or above 103%; and

•	the board discretion had been assigned a score of 200%.

200% is the maximum score that may be associated with any objective under the AIP. Accordingly, the maximum possible amount payable under the AIP (in the absence of upwards discretion by the Compensation and Benefits Committee) is twice an executive’s target amount, subject to the maximum specified payout of $3 million per person that was applicable in fiscal 2013.

(7)	These amounts reflect shares of Parent common stock underlying performance-based options granted pursuant to the 2011 Stock Plan. Other than with respect to Mr. Miller, these do not reflect new grants of stock. All outstanding performance-based stock options were modified on January 7, 2013 to revise the EBITDA-related financial targets on half of the performance based options, such that such options vest at the end of each of fiscal years 2013 through 2016 if Parent achieves a pre-determined EBITDA—related financial target with respect to such fiscal year, and to discontinue cumulative EBITDA-related financial target provisions. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of such options may vest depending on the extent to which the realized return exceeds such threshold. The remaining half of then-outstanding performance-based options were modified to subject vesting only to market-based vesting conditions, providing that upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold. The figure for Mr. Miller also reflects a new performance-based stock option grant to purchase 140,000 shares of Parent common stock.

(8)	These amounts reflect shares of Parent common stock underlying service-based options granted pursuant to the 2011 Stock Plan. Options generally vest at the rate of 25% annually over four years.

(9)	The exercise price of options granted pursuant to the 2011 Stock Plan is the fair market value of Parent’s common stock on the grant date, other than with respect to certain of Mr. West’s options that were granted with an exercise price of $10.00, rather than the grant date fair market value of $5.00.

(10)	These amounts reflect the incremental fair value of the awards, computed in accordance with FASB ASC Topic 718, due to the modification of the options, and, in the case of Mr. Miller’s 140,000 option grant, the grant date fair value.

See “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information that could affect the payment of awards reported in the Fiscal 2013 Grants of Plan-Based Awards Table.

Outstanding Equity Awards at Fiscal 2013 Year End

		Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexcercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (5)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
David J. West	6/17/2011	1,470,000	1,680,000	2,450,000	$5.00	6/17/2021	910,799	$4,553,995
	6/17/2011	525,000	600,000	875,000	$10.00	6/17/2021
Larry E. Bodner	3/8/2011	32,773			$1.25	9/27/2017
	3/8/2011	149,733			$1.25	9/25/2018
	3/8/2011	138,472			$1.25	9/24/2019
	3/8/2011	133,475			$1.25	9/23/2020
	3/8/2011	91,477	104,509	152,410	$5.00	3/8/2021
	12/8/2011	315,000	360,000	525,000	$5.00	12/8/2021
Nils Lommerin	3/8/2011	86,700			$1.25	9/27/2017
	3/8/2011	418,804			$1.25	9/25/2018
	3/8/2011	377,872			$1.25	9/24/2019
	3/8/2011	306,806			$1.25	9/23/2020
	3/8/2011	275,328	314,659	458,878	$5.00	3/8/2021
	12/8/2011	315,000	360,000	525,000	$5.00	12/8/2021
M. Carl Johnson, III	11/8/2011	367,500	420,000	612,500	$5.00	11/8/2021
Matthew J. Miller	3/8/2011	30,270			$1.25	9/23/2020
	3/8/2011	5,961	6,810	9,932	$5.00	3/8/2021
	12/8/2011	31,500	36,000	52,500	$5.00	12/8/2021
	1/7/2013	52,500	105,000	122,500	$5.00	1/7/2023
Timothy A. Cole	3/8/2011	223,402			$1.25	9/25/2018
	3/8/2011	268,736			$1.25	9/24/2019
	3/8/2011	146,704			$1.25	9/23/2020
	3/8/2011	69,812			$5.00	3/8/2021
	12/8/2011	180,000			$5.00	12/8/2021
Richard W. Muto	3/8/2011	5,158			$1.25	9/22/2014
	3/8/2011	37,376			$1.25	9/29/2015
	3/8/2011	41,424			$1.25	9/21/2016
	3/8/2011	55,026			$1.25	9/27/2017
	3/8/2011	223,402			$1.25	9/25/2018
	3/8/2011	151,189			$1.25	9/24/2019
	3/8/2011	88,870			$1.25	9/23/2020
	3/8/2011	66,436			$5.00	3/8/2021
	12/8/2011	180,000			$5.00	12/8/2021

(1)	These amounts reflect shares of Parent common stock underlying vested options granted pursuant to the 2011 Stock Plan. Awards with a grant date of March 8, 2011 include options granted in connection with the rollover and conversion of outstanding options previously granted under the 2002 Stock Plan (“Rollover Options”).
(2)	These amounts reflect shares of Parent common stock underlying options granted pursuant to the 2011 Stock Plan. Options generally vest annually over four or five years.
(3)	These amounts reflect shares of Parent common stock underlying performance-based options granted pursuant to the 2011 Stock Plan. Half of such options vest at the end of each of fiscal years 2013 through 2016 if Parent achieves a pre-determined EBITDA—related financial target with respect to such fiscal year. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of such options may vest depending on the extent to which the realized return exceeds such threshold. The remaining half of then-outstanding performance-based options vest subject only to market-based vesting conditions, providing that upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold.

(4)	Options generally have a 10-year term. With respect to the Rollover Options, the term commencement date was the grant date of the original option which was granted under the 2002 Stock Plan and rolled into the 2011 Stock Plan. All or a portion of an option may expire prior to its stated expiration date in the event of the optionee’s termination of employment.
(5)	Reflects a grant of restricted shares of Parent common stock issued to Mr. West in connection with his joining the Company, pursuant to the terms of his employment agreement. The shares vest in three equal tranches on the first three anniversaries of his employment start date, June 10, 2011.
(6)	Market value based on $5.00 per share, the grant date fair market value of Parent common stock.

Additionally, see “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information that could affect the vesting of options.

Fiscal 2013 Option Exercises and Stock Vested

Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David J. West	455,400	2,277,000
Larry E. Bodner	—	—
Nils Lommerin	—	—
M. Carl Johnson, III	—	—
Matthew J. Miller	—	—
Timothy A. Cole	—	—
Richard W. Muto	—	—

(1)	Shares vest pursuant to a grant of restricted shares of Parent common stock issued to Mr. West in connection with his joining the Company, pursuant to the terms of his employment agreement. The shares vest in three equal tranches on the first three anniversaries of his employment start date, June 10, 2011.

Fiscal 2013 Pension Benefits

Name	Plan Name (1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
David J. West	Qualified Pension Plan	1.89	$55,052	—
	Additional Benefits Plan—Qualified Pension Plan Portion	1.89	210,987	—
	SERP	1.89	8,630,412	—
Larry E. Bodner	Qualified Pension Plan	9.82	225,135	—
	Additional Benefits Plan—Qualified Pension Plan Portion	9.82	293,029	—
	SERP	9.82	264,442	—
Nils Lommerin	Qualified Pension Plan	10.14	227,729	—
	Additional Benefits Plan—Qualified Pension Plan Portion	10.14	652,877	—
	SERP	10.14	501,385	—
M. Carl Johnson, III	Qualified Pension Plan	1.48	52,666	—
	Additional Benefits Plan—Qualified Pension Plan Portion	1.48	62,332	—
	SERP	1.48	—	—
Matthew J. Miller	Qualified Pension Plan	3.42	86,690	—
	Additional Benefits Plan—Qualified Pension Plan Portion	3.42	42,478	—
	SERP	3.42	—	—
Timothy A. Cole	Qualified Pension Plan	8.65	236,959	—
	Additional Benefits Plan—Qualified Pension Plan Portion	8.65	482,130	—
	SERP	8.65	881,182	—
Richard W. Muto	Qualified Pension Plan	38.83	954,391	—
	Additional Benefits Plan—Qualified Pension Plan Portion	38.83	275,908	—
	SERP	38.83	1,878,010	—
(1)	For purposes of the above table:

•	Qualified Pension Plan is the Del Monte Corporation Retirement Plan;

•	Additional Benefits Plan—Qualified Pension Plan Portion is the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Corporation Retirement Plan; and

•	SERP is the Del Monte Corporation Supplemental Executive Retirement Plan.

(2)	The Present Value of Accumulated Benefit generally represents the lump sum amount that would be required to be invested as of April 28, 2013 at a fixed interest rate of 3.9% per annum in order to pay the named executive officer upon retirement at age 65 a lump sum equal to:

•

the named executive officer’s accrued benefit under the applicable plan as of the pension plan measurement date used for purposes of preparing Del Monte’s financial statements in accordance with generally accepted accounting principles in the U.S. (which for fiscal 2013 was April 28, 2013); and

•

for the Qualified Pension Plan and Additional Benefits Plan—Qualified Pension Plan Portion, interest credits on such accrued benefit amount until the named executive officer reaches age 65, calculated at 4.5% per annum.

The Present Value of Accumulated Benefit has been calculated using the same methods and assumptions as those used by Del Monte in the production of its GAAP financial statements as included in this Annual Report on Form 10-K, except retirement age is assumed to be age 65 and no pre-retirement decrements are assumed. Additionally, for any named executive officer who is age 65 or over as of January 1, 2013, employment status used for calculating the Present Value is determined as of the last day of the fiscal year.
The Present Value of Accumulated Benefit has been calculated in accordance with applicable SEC rules and, other than with respect to Messrs. Cole and Muto, does not represent actual amounts payable to the named executive officers under each plan. Amounts reported for Messrs. Cole and Muto represent the actual amount of their benefits to be paid as determined in connection with their termination of service. Pursuant to the terms of the applicable plan, amounts for Cole and Muto are payable in the seventh month following the termination of their employment.

Narrative Discussion of Plans Reflected in Fiscal 2013 Pension Benefits Table

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

Notwithstanding the foregoing, compensation used to calculate benefits under the Qualified Pension Plan may not exceed the annual compensation limit under the Internal Revenue Code. In calendar 2012, this limit was $250,000. In addition, benefits provided under the Qualified Pension Plan may not exceed the benefit amount limit under the Internal Revenue Code. In calendar 2012, this limit was $200,000 payable as a single life annuity beginning at normal retirement age or its equivalent. Benefits that cannot be provided under the Qualified Pension Plan due to these limits are instead provided under the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Qualified Pension Plan, which is discussed below.

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

Distribution of Benefits. For each named executive officer, a SERP benefit is paid in a lump sum in the seventh full calendar month after termination of employment for any reason other than death or cause, provided he is vested in his benefit. If a participant dies while actively employed but after vesting in his SERP benefit, a benefit of 85% of the SERP benefit is paid to the designated beneficiary on the thirtieth day following the date of death. Termination for cause (as defined in the SERP) results in complete forfeiture of SERP benefits. “Cause” is based on the definition of “cause” in the executive’s employment agreement, if applicable.

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

Fiscal 2013 Nonqualified Deferred Compensation

Name	Plan Name (1)	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions In Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
David J. West	DMC AIP Deferred Compensation Plan	$—	$—	$—	$—	$—
	Additional Benefits Plan—401 (k) Plan Portion	—	—	—	—	—
Larry E. Bodner	DMC AIP Deferred Compensation Plan	—	—	3,374	—	37,362
	Additional Benefits Plan—401 (k) Plan Portion	—	8,273	—	8,273	—
Nils Lommerin	DMC AIP Deferred Compensation Plan	—	—	112	—	1,122,792
	Additional Benefits Plan—401 (k) Plan Portion	—	12,192	—	12,192	—
M. Carl Johnson, III	DMC AIP Deferred Compensation Plan	—	—	—	—	—
	Additional Benefits Plan—401 (k) Plan Portion	—	—	—	—	—
Matthew J. Miller	DMC AIP Deferred Compensation Plan	—	—	—	—	—
	Additional Benefits Plan—401 (k) Plan Portion	—	2,440	—	—	2,440
Timothy A. Cole	DMC AIP Deferred Compensation Plan	—	—	24,150	—	299,067
	Additional Benefits Plan—401 (k) Plan Portion	—	7,219	430	—	39,546
Richard W. Muto	DMC AIP Deferred Compensation Plan	—	—	—	—	—
	Additional Benefits Plan—401 (k) Plan Portion	—	4,508	—	4,508	—

(1)	For purposes of the above table:

•	DMC AIP Deferred Compensation Plan is the Del Monte Corporation AIP Deferred Compensation Plan (which was frozen in fiscal 2010); and

•	Additional Benefits Plan—401(k) Plan Portion is the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan, a 401(k) plan.

Narrative Discussion of Fiscal 2013 Nonqualified Deferred Compensation Table

In fiscal 2013, Del Monte tracked nonqualified deferred compensation for its named executive officers under two plans:

•	the Del Monte Corporation AIP Deferred Compensation Plan, which allowed for deferrals of Annual Incentive Plan or Program payments, up to and including the fiscal 2009 AIP payment; and

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

Registrant Contributions in Last Fiscal Year. There were no registrant contributions with respect to the DMC AIP Deferred Compensation Plan in fiscal 2013.

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

Aggregate Balance at Last Fiscal Year-End. With respect to the DMC AIP Deferred Compensation Plan, the Aggregate Balance at Last Fiscal Year-End column represents the value of the employer contribution accounts held by the named executive officers at the end of fiscal 2013. No funds are set aside in a trust for payment of benefits under the DMC AIP Deferred Compensation Plan. Rather, benefits are paid from Del Monte’s general assets. Accordingly, participants in the DMC AIP Deferred Compensation Plan are general creditors of Del Monte with respect to the payment of these benefits.

Additional Benefits Plan—401(k) Plan Portion

Executive Contributions in Last Fiscal Year. There are no executive contributions under the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan (a 401(k) plan).

Registrant Contributions in Last Fiscal Year. The amount reported under the Registrant Contributions in Last Fiscal Year column with respect to the Additional Benefits Plan—401(k) Plan Portion represents supplemental matching contributions made by Del Monte that cannot be provided under the Del Monte Savings Plan due to Internal Revenue Code limits. All such amounts have been included in the Summary Compensation Table as All Other Compensation for fiscal 2013.

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

Aggregate Earnings in Last Fiscal Year. With respect to the Additional Benefits Plan—401(k) Plan Portion, reported amounts in the Aggregate Earnings in Last Fiscal Year column represent earnings on amounts deferred by the participant in prior years. For information regarding how these earnings are calculated, see “—Narrative Discussion of Plans Reflected in Fiscal 2013 Nonqualified Deferred Compensation Table—Del Monte Corporation Additional Benefits Plan – Portion Relating to the Del Monte Savings Plan—Earnings” below.

If a participant did not elect to defer supplemental matching contributions under the Additional Benefits Plan—401(k) Plan Portion, such contributions are withdrawn soon after contribution and there are no earnings with respect to such amounts.

Aggregate Withdrawals / Distributions. With respect to the Additional Benefits Plan—401(k) Plan Portion, the Aggregate Withdrawals/Distributions column represents amounts paid during fiscal 2013 because the executive officers did not elect to defer the supplemental matching contributions for calendar 2012.

Aggregate Balance at Last Fiscal Year-End. With respect to the Additional Benefits Plan—401(k) Plan Portion, the Aggregate Balance at Last Fiscal Year-End column reflects amounts deferred by the named executive officer, together with aggregate earnings. Of the named executive officers, only Messrs. Miller and Cole have deferred supplemental matching contributions under the Additional Benefits Plan—401(k) Plan Portion, generating the aggregate balances reflected in the table.

Narrative Discussion of Plans Reflected in Fiscal 2013 Nonqualified Deferred Compensation Table

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

Del Monte Corporation Additional Benefits Plan—Portion Relating to the Del Monte Savings Plan

The portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan (the “Additional Benefits Plan—401(k) Plan Portion”) is an “excess” benefit plan designed to provide supplemental matching contributions that cannot be provided under the Del Monte Savings Plan due to Internal Revenue Code limits. In fiscal 2013, each named executive officer other than Messrs. West and Johnson participated in the Additional Benefits Plan—401(k) Plan Portion.

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

In general, contributions are determined by multiplying the amount of the executive’s compensation recognized for Del Monte Savings Plan purposes that exceeds applicable IRS limits ($250,000 for calendar 2012), by the maximum percentage of employee pre-tax contribution that can attract Company match amounts under the Del Monte Savings Plan (currently 6%) and by the percentage level of Company match under the Del Monte Savings Plan (currently 50%). Currently, this results in a contribution equal to 3% of compensation in excess of applicable IRS limits. Phantom interest is then applied to such amount to arrive at the actual contribution amount. The phantom interest is credited with respect to the period compensation exceeded the IRS limit and accordingly amounts could not be credited under the Del Monte Savings Plan. The rate used for such phantom interest is the same as the rate used to credit earnings under the Additional Benefits Plan—401(k) Plan Portion (as discussed below). In general, only base salary is treated as compensation under the Del Monte Savings Plan. Equity compensation and Annual Incentive Plan or Program payments are not included as compensation.

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

Earnings. If a participant elects to defer supplemental matching contributions under the Additional Benefits Plan—401(k) Plan Portion, such deferred amounts are credited with earnings. Such earnings are based on the stable value fund available under the Del Monte Savings Plan. Interest is credited for each calendar year by applying the interest rate to the January 1 account balance (if any) for each month during that year. During fiscal 2013, the average monthly rate reflected by such stable value fund was 0.10%.

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

Potential Payments Upon Employment Termination and Change-of-Control Events

Timothy A. Cole

Mr. Cole separated from the Company effective March 8, 2013. Pursuant to the terms of Mr. Cole’s employment agreement, the AIP, and the applicable equity arrangements, his separation constituted a termination of employment without Cause by the Company within two years after a Change of Control. As a result, the Company was required to pay or provide Mr. Cole:

Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$1,666,000
Severance Perquisite Allowance	54,000
Severance Pro-rata AIP Award	386,168

Equity Compensation
Stock Options	—

Retirement Deferred Compensation
ABP—Qualified Pension Plan Portion	482,130
ABP—401(k) Plan Portion	32,050
Supplemental Executive Retirement Plan (SERP)	895,391

Other Benefits
Post-termination Health and Welfare Benefit Continuation	18,810
280G Excise Tax Gross-up	—

Total:	$3,534,549

Richard W. Muto

Mr. Muto separated from the Company effective March 15, 2013. Pursuant to the terms of Mr. Muto’s employment agreement, the AIP, and the applicable equity arrangements, his separation constituted a termination of employment without Cause by the Company. As a result, the Company was required to pay or provide Mr. Muto:

Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$1,041,775
Severance Perquisite Allowance	54,000
Severance Pro-rata AIP Award	218,750

Equity Compensation
Stock Options	—

Retirement Deferred Compensation
ABP—Qualified Pension Plan Portion	275,908
ABP—401(k) Plan Portion	—
Supplemental Executive Retirement Plan (SERP)	1,908,187

Other Benefits
Post-termination Health and Welfare Benefit Continuation	8,084
280G Excise Tax Gross-up	—

Total:	$3,506,704

David J. West, Larry E. Bodner, Nils Lommerin, M. Carl Johnson, III, and Matthew J. Miller

Each of Messrs. West, Bodner, Lommerin, Cole, and Johnson currently have employment agreements with the Company that provide for payments and benefits in connection with their respective terminations of employment under various circumstances, including a Change of Control. Mr. Miller is provided similar benefits pursuant to the Company’s Executive Severance Plan. These benefits are summarized in the narrative and tables below. As a condition of receiving any severance benefits, each named executive officer must execute a full waiver and release of all claims against the Company and its affiliates and agree to abide by certain covenants regarding confidentiality, non-solicitation of Company employees, and non-interference with the Company’s business relationships.

In addition to the benefits described below, upon termination of employment the named executive officers may also be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and qualified plan benefits (pension and 401(k)). For information regarding benefits under the Del Monte Corporation Retirement Plan, see “Fiscal 2013 Pension Benefits.”

For purposes of the employment (other than for Mr. Miller) and equity arrangements with each of these executive officers, the following definitions apply:

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

“Good Reason,” to terminate employment generally exists, as determined by the Board, upon the occurrence of any one of the following events without the executive’s written consent or the failure of the Company to cure the event within ten business days of executive’s notice:

•

with respect to Messrs. West, Bodner, and Lommerin, a material adverse change in the executive’s position causing it to be of materially less stature, responsibility, or authority without the executive’s written consent, and such a materially adverse change shall in all events be deemed to occur if the executive no longer serves in the position of his current title;

•

a reduction, without the executive’s written consent, in the executive’s base salary or the amount the executive is eligible to earn under the AIP (or successor plan thereto), or for Mr. Lommerin, the executive’s incentive or equity opportunity under any material Del Monte incentive or equity program;

•

with respect to Messrs. West, Bodner, and Lommerin, a material reduction without the executive’s consent in the aggregate health and welfare benefits provided to the executive pursuant to the health and welfare plans, programs and arrangements in which the executive is eligible to participate;

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

Termination Benefits for Messrs. Bodner, Lommerin, and Johnson

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

•

with respect to Messrs. Lommerin, and Johnson, health and welfare benefit continuation for 18 months—including medical, dental, prescription drug, life, and AD&D insurance plans, programs and arrangements and, with respect to Mr. Bodner, a lump sum in an amount up to the cost of COBRA premiums for participation in such health and welfare benefit programs for 18 months;

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

If the executive’s employment is terminated by the Company without Cause or he resigns for Good Reason within two years after a Change of Control, the Company shall provide him the same benefits as provided in the event of his termination without Cause by the Company, except that the cash severance amount equal to one and one-half times (1.5x) his current annual base salary and target AIP Award shall be increased to two times (2x).

Termination Benefits for Mr. Miller

Mr. Miller does not have an employment agreement with the Company. Mr. Miller’s severance benefits are primarily provided pursuant to the terms and conditions of the Company’s Executive Severance Plan. If Mr. Miller’s employment is terminated due to his death, retirement, resignation, disability or for Cause, Mr. Miller is not entitled to any severance benefits under the Executive Severance Plan. However, if Mr. Miller’s employment is terminated due to his death or disability, Mr. Miller will receive pursuant to the Annual Incentive Program a portion of his target AIP Award for the year in which termination occurs, prorated for Mr. Miller’s actual employment during such year.

If Mr. Miller’s employment is terminated by the Company without Cause, the Company shall pay or provide Mr. Miller:

•	a cash severance amount equal to one and one-half times (1.5x) his current annual base salary and target AIP Award paid in a lump sum;

•

a portion of his target AIP Award for the year in which termination occurs, adjusted for performance (but not to exceed performance at 100%) and prorated for Mr. Miller’s actual employment during such year, paid in a lump sum;

•	health and welfare benefit continuation for 18 months – including medical, dental, prescription drug, life and AD&D insurance plans, programs and arrangements;

•	pro-rata vesting of outstanding stock option and stock awards (provided that pro-rata performance share units only vest if stated performance measures are achieved); and

•	executive-level outplacement services.

If Mr. Miller’s employment is terminated by the Company without Cause within two years after a Change of Control, the Company shall provide Mr. Miller the same benefits as provided in the event of his termination without Cause by the Company except that the cash severance amount equal to one and one-half times (1.5x) his current base salary and target AIP Award shall be increased to two times (2x) paid in a lump sum.

Change of Control Benefits

In the event of a Change of Control, Messrs. West, Bodner, Lommerin, Johnson and Miller would be entitled to receive the following benefits:

•

other than for Mr. Miller, a 280G gross-up payment on parachute payments provided to the executive; provided that, for Messrs. Lommerin and Johnson, such gross-up payment shall only be paid if the parachute payments exceed the 280G excess parachute payment criterion by 5% or more;

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

The termination and change of control benefits described above are summarized in the tables below. As required, the tables below assume that the termination of employment and/or Change of Control event occurred on the last day of fiscal 2013 (April 28, 2013) and assumes that the price per share of Parent common stock was $5.00. Also, the tables assume that a year-end adjustment will be necessary at the end of calendar 2013 in order to meet the 4.5% minimum interest rate required under the Del Monte Corporation Retirement Plan for Salaried Employees, and accordingly, the tables below assume that the effective annual rate for interest credits used in estimating the benefit under the Del Monte Corporation Retirement Plan for Salaried Employees and the Del Monte Additional Benefits Plan—Pension Portion is 4.5% for the 2013 calendar year.

Amounts shown in the tables below represent vesting or distributions triggered by termination event only. Accordingly, previously vested stock options, which are reflected in the table set forth under “Outstanding Equity Awards at Fiscal 2013 Year End,” are not reflected in the table below. If achievement of future performance measures is required for vesting purposes, no amount is represented in the table. Retirement and deferred compensation amounts below reflect the estimated lump-sum present value of such benefits.

A Change of Control without a termination event will result in 100% vesting of all the executive’s outstanding service-based options, and, if such Change of Control is pursuant to a transaction wherein the Sponsors realize a cash return on their interests in Parent greater that a predetermined threshold, of all performance-based options. The exercise prices of all options held by our named executive officers that would become vested as a result of a termination or Change of Control event are equal to $5.00 or more and accordingly the Stock Option amounts shown in the tables below are zero even under those scenarios in which vesting is triggered.

Table for David J. West

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason with Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	—	—	4,800,000	4,800,000	2,400,000	—	4,800,000	4,800,000
Severance Prerequisite Allowance	—	—	84,000	84,000	—	—	84,000	84,000
Severance Pro-rata AIP Award	1,800,000	1,800,000	1,800,000	1,800,000	1,800,000	—	1,800,000	1,800,000
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Restricted Stock	6,830,995	—	6,830,995	6,830,995	6,830,995	—	6,830,995	6,830,995
Retirement Deferred Compensation		—	—	—	—	—	—	—
Supplemental Executive Retirement Plans (SERP)	8,630,412	—	8,630,412	8,630,412	8,630,412	—	8,630,412	8,630,412
ABP—Qualified Pension Plan Portion	—	—	—	—	—	—	—	—
ABP— 401 (k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post Termination Health and Welfare Benefit Continuation	—	—	23,669	23,669	—	—	23,669	23,669
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	17,261,407	1,800,000	22,169,076	22,169,076	19,661,407	—	22,169,076	22,169,076

Table for Larry E. Bodner

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason with Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	—	—	1,378,125	1,837,500	918,750	—	1,378,125	1,837,500
Severance Prerequisite Allowance	—	—	54,000	54,000	—	—	54,000	54,000
Severance Pro-rata AIP Award	689,924	—	689,924	689,924	—	—	689,924	689,924
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation	—	—	—	—	—	—	—	—
Supplemental Executive Retirement Plans (SERP)	—	—	—	—	—	—	—	—
ABP—Qualified Pension Plan Portion	250,657	250,657	250,657	250,657	250,657	250,657	250,657	250,657
ABP— 401 (k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post Termination Health and Welfare Benefit Continuation	—	—	25,672	25,672	—	—	25,672	25,672
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	940,581	250,657	2,398,378	2,857,753	1,169,407	250,657	2,398,378	2,857,753

Table for Nils Lommerin

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason with Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	—	—	1,768,500	2,358,000	1,179,000	—	1,768,500	2,358,000
Severance Prerequisite Allowance	—	—	54,000	54,000	—	—	54,000	54,000
Severance Pro-rata AIP Award	737,159	—	737,159	737,159	—	—	737,159	737,159
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation
Supplemental Executive Retirement Plans (SERP)	—	—	—	—	—	—	—	—
ABP—Qualified Pension Plan Portion	568,926	568,926	568,926	568,926	568,926	568,926	568,926	568,926
ABP— 401 (k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits	—	—	—	—	—	—	—	—
Post Termination Health and Welfare Benefit Continuation	—	—	21,285	21,285	—	—	21,285	21,285
280G Excise Tax Gross-up	—	—	—	—	—	—	—	—

Total:	1,306,085	568,926	3,149,870	3,739,370	1,747,926	568,926	3,149,870	3,739,370

Table for M. Carl Johnson, III

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason with Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	—	—	1,443,750	1,925,000	962,500	—	1,443,750	1,925,000
Severance Prerequisite Allowance	—	—	54,000	54,000	—	—	54,000	54,000
Severance Pro-rata AIP Award	528,622	—	528,622	528,622	—	—	528,622	528,622
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation	—	—	—	—	—	—	—	—
Supplemental Executive Retirement Plans (SERP)	—	—	—	—	—	—	—	—
ABP—Qualified Pension Plan Portion	—	—	—	—	—	—	—	—
ABP— 401 (k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post Termination Health and Welfare Benefit Continuation	—	—	20,028	20,028	—	—	20,028	20,028
280G Excise Tax Gross-up	—	—	—	1,675,935	—	—	—	1,675,935

Total:	528,622	—	2,046,400	4,203,585	962,500	—	2,046,400	4,203,585

Table for Matthew J. Miller

	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason with Two Years After a Change of Control ($)	Involuntary Termination by Company
					Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	—	—	581,250	871,875	581,250	—	581,250	871,875
Severance Prerequisite Allowance	—	—	—	—	—	—	—	—
Severance Pro-rata AIP Award	231,967	—	231,967	231,967	—	—	231,967	231,967
Equity Compensation
Stock Options	—	—	—	—	—	—	—	—
Retirement Deferred Compensation	—	—	—	—	—	—	—	—
Supplemental Executive Retirement Plans (SERP)	—	—	—	—	—	—	—	—
ABP—Qualified Pension Plan Portion	34,142	34,142	34,142	34,142	34,142	34,142	34,142	34,142
ABP— 401 (k) Plan Portion	—	—	—	—	—	—	—	—
Other Benefits
Post Termination Health and Welfare Benefit Continuation	—	—	19,603	19,603	—	—	19,603	19,603
280G Excise Tax Gross-up	—	—	—	640,207	—	—	—	640,207

Total:	266,109	34,142	866,962	1,797,794	615,392	34,142	866,962	1,797,794

Director Compensation

Our directors did not receive any compensation from the Company or Parent for their service on the Board of DMC in fiscal 2013.

Compensation Committee Interlocks and Insider Participation

Three directors currently comprise the Compensation and Benefits Committee: Messrs. Brown, Kilts and Mundt. None of these committee members were officers or employees of the Company during fiscal year 2013 or were formerly Company officers. Each of Mr. Brown, due to his relationship with KKR, Mr. Kilts, due to his relationship with Centerview, and Mr. Mundt, due to his relationship with Vestar, may be viewed as having an indirect material interest in certain relationships and transactions with KKR, Centerview and Vestar as discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	28,141,289	$4.54	3,847,723
Equity compensation plans not approved by security holders	—	—	—
Total	28,141,289	$4.54	3,847,723

For more information regarding the 2011 Stock Plan please see “Item 11. Executive Compensation” above.

Security Ownership of Certain Beneficial Owners

All of the outstanding shares of capital stock of DMC are held by Parent, and Blue Holdings I, L.P. owns 99.4% of the outstanding capital stock of Parent. The following table shows the amount of common stock of Parent owned as of June 24, 2013 by those known by us to own more than 5% of Parent’s common stock.

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

Security Ownership of Management

The following table shows the amount of common stock of Parent owned as of June 24, 2013 by our directors, named executive officers and our directors, executive officers, and named executive officers as a group. As of June 24, 2013, there were approximately 314,727,080 shares of Parent common stock outstanding. Unless otherwise indicated in a footnote, these persons may be contacted at our executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Max V. Alper (1)	—	—
Simon E. Brown (1)	—	—
Richard Dunne (4)	—	—
Neil Harrison (2)	—	—
David M. Hooper (3)	—	—
Sanjay Khosla	—	—
James M. Kilts (3)	—	—
Kevin Mundt (2)	—	—
Daniel O’Connell (2)	—	—
David J. West (5)	3,561,199	*
Nils Lommerin (6)	1,900,510	*
Larry E. Bodner (7)	866,544	*
M. Carl Johnson, III (8)	567,500	*
Matthew J. Miller (9)	120,231	*
Timothy Cole (10)	966,720	*
Richard W. Muto (11)	925,892	*
All directors, executive officers, and named executive officers as a group (16 persons)(12)	7,487,879	2.4%

*	Denotes less than 1% of class.
(1)	Each of Messrs. Alper and Brown may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with KKR. Each of Messrs. Alper and Brown disclaim beneficial ownership of any such interest.
(2)	Each of Messrs. Harrison, O’Connell and Mundt may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with Vestar. Each of Messrs. Harrison, O’Connell and Mundt disclaim beneficial ownership of any such interest.
(3)	Each of Messrs. Hooper and Kilts may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with Centerview. Each of Messrs. Hooper and Kilts disclaim beneficial ownership of any such interest.
(4)	Mr. Dunne may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with AlpInvest. Mr. Dunne disclaims beneficial ownership of any such interest.
(5)	Includes 455,399 shares that remained subject to vesting as of June 24, 2013. Also includes the right to acquire 1,995,000 shares of Parent common stock, represented by options to purchase 1,995,000 shares of Parent common stock exercisable within 60 days of June 24, 2013.
(6)	Includes the right to acquire 1,780,510 shares of Parent common stock, represented by options to purchase 1,780,510 shares of Parent common stock exercisable within 60 days of June 24, 2013.
(7)	Includes the right to acquire 860,900 shares of Parent common stock, represented by options to purchase 860,900 shares of Parent common stock exercisable within 60 days of June 24, 2013.
(8)	Includes the right to acquire 367,500 shares of Parent common stock, represented by options to purchase 367,500 shares of Parent common stock exercisable within 60 days of June 24, 2013.
(9)	Includes the right to acquire 120,231 shares of Parent common stock, represented by options to purchase 120,231 shares of Parent common stock exercisable within 60 days of June 24, 2013.
(10)	Includes the right to acquire 966,720 shares of Parent common stock, represented by options to purchase 966,720 shares of Parent common stock exercisable within 60 days of June 24, 2013.
(11)	Includes the right to acquire 925,892 shares of Parent common stock, represented by options to purchase 925,892 shares of Parent common stock exercisable within 60 days of June 24, 2013.
(12)	Includes 455,399 shares that remained subject to vesting as of June 24, 2013. Also, includes the right to acquire 7,487,879 shares, represented by options to purchase 7,487,879 shares exercisable within 60 days of June 24, 2013.

Arrangements that May Result in a Change in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with the Sponsors

Monitoring Agreement

On March 8, 2011, in connection with the Merger, entities affiliated with the Sponsors and an entity affiliated with AlpInvest Partners (the “AlpInvest Manager,” together with the affiliates of the Sponsors, collectively, the “Managers”) entered into a monitoring agreement (the “Monitoring Agreement”) with DMC, Parent and Blue Holdings I, L.P., pursuant to which the Managers provide management, consulting, financial and other advisory services to DMC and to its divisions, subsidiaries, parent entities and controlled affiliates. Pursuant to the Monitoring Agreement, the Managers, other than the AlpInvest Manager, are entitled to receive an aggregate annual advisory fee to be allocated among the Sponsors in accordance with their respective equity holdings in Blue Holdings I, L.P. in an amount equal to the greater of (i) $6.5 million and (ii) 1.00% of DMC’s “Adjusted EBITDA” (as defined in the Senior Notes Indenture) less an annual advisory fee of approximately $0.25 million paid to the AlpInvest Manager. For fiscal 2013, fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total expense for the Monitoring Agreement was approximately $6.7 million, $6.5 million and $1.1 million, respectively. As of April 28, 2013, there was a payable of $1.7 million due to the Managers related to the Monitoring Agreement, which amount is included in accounts payable and accrued expenses in our consolidated financial statements in this Annual Report on Form 10-K.

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

Pittsburgh Office Space Lease

On July 31, 2012 the Company assigned its Right Of First Refusal (“ROFR”) with respect to its leased administrative space in Pittsburgh, Pennsylvania (“Pittsburgh Office Space”) and the related Landlord Partnership Interests to an affiliate of KKR. On November 20, 2012, a KKR affiliate purchased 89% of the Landlord Partnership Interests, and made a payment of $0.4 million to the Company in consideration of the prior assignment of the ROFR. As a result, the KKR affiliate is the beneficiary of future lease payments made by the Company through the remaining term of the lease. For the period from November 20, 2012 to April 28, 2013, the Company paid approximately $1.2 million of rent to the KKR affiliate.

Consulting Arrangements with Capstone Consulting LLC

The Company has engaged Capstone Consulting LLC (“Capstone”) to provide consulting services with respect to the Company’s operations. These engagements may be terminated at any time at the discretion of management of the Company. For fiscal 2013, fiscal 2012 and the period March 8, 2011 through May 1, 2011, the total fees payable to Capstone under these arrangements were approximately $0.2 million, $2.1 million and $0.4 million, respectively.

One of the Company’s directors holds an equity interest in Capstone. Neither KKR nor any entity affiliated with KKR owns any of the equity of Capstone. Capstone provides dedicated consulting services to KKR and its affiliated funds’ portfolio companies. As of April 28, 2013, the Company did not have a payable due to Capstone.

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

Financing Arrangements

In January 2013, the Company engaged KCM to act as a joint lead arranger and joint bookrunner in connection with the amendment to the Senior Secured Term Loan Credit Agreement. KCM received approximately $0.6 million for its services in arranging the transaction.

KCM and certain of its capital markets affiliates played a number of roles in connection with the arrangement of financing related to the Merger, including providing financing commitments to Blue Sub, acting as a joint manager and arranger of the Term Loan Facility, an initial purchaser in the initial offering of 7.625% Notes and as a dealer-manager in connection with our tender offer for outstanding 6  3/4% Notes and 7  1/2% Notes. KCM received approximately $10.2 million for these services.

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

During fiscal 2012 the Company’s President and Chief Executive Officer and the Company’s then Executive Vice President, Brands, each contributed $1.0 million in cash to Parent and received 200,000 shares of common stock of Parent at a per share purchase price of $5.00 per share.

Agreements among the Sponsors and Other Indirect Shareholders of the Company

The Sponsors (or funds affiliated with the Sponsors) and other investors entered into a limited partnership agreement with respect to their investment in Blue Holdings I, L.P. and an operating agreement (the “LLC Agreement”) with respect to their investment in Blue Holdings GP, LLC and a registration rights agreement relating to Blue Holdings I, L.P.’s ownership of Parent’s common stock. These agreements contain agreements among the parties with respect to, among other things, restrictions on the issuance or transfer of interests, other special corporate governance provisions (including the right to approve various corporate actions), the election of managers of Blue Holdings GP, LLC, the election of our Board members (described in the next paragraph), and registration rights (including customary indemnification provisions).

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

Due to their affiliations with these funds, all of the Company’s current members of the Board, with the exception of the Company’s CEO and Mr. Khosla, are considered “affiliates” of the Company. In addition, with the exception of the Company’s CEO and Mr. Khosla, all of the members of the Company’s current Board could be deemed to have an indirect interest in the Monitoring Agreement.

Review, Approval or Ratification of Transactions with Related Persons

Our Code of Conduct set forth our general policies and procedures regarding how we will handle employee or director conflicts of interest. Under the Code of Conduct, as modified by the Related Person Transactions Policy, the Board must review and approve in advance any related person transaction involving an officer or director of the Company. The Board of Directors adopted a written Related Person Transactions Policy in order to establish processes, procedures and standards regarding the review, approval and ratification of related person transactions and to provide guidelines regarding what types of transactions constitute related person transactions. The Company’s Law Department may be involved in determining whether a particular transaction is a related person transaction requiring review and Board approval.

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

The Related Person Transactions Policy reminds directors and executive officers of their obligation under our Code of Conduct to update their disclosure statement to reflect any potential conflict of interest or related person transaction. Additionally, the Policy confirms that each director and executive officer of the Company must annually complete a questionnaire designed to elicit, among other things, information about potential related person transactions. Each director and executive officer must also promptly advise the Law Department of any change to the information contained in the last completed questionnaire that could relate to the identification, review, approval or ratification of transactions that may constitute related person transactions.

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

All the transactions related to the Merger were not approved in accordance with the Related Person Transactions Policy because these transactions were negotiated by Parent, Blue Sub or Blue Holdings I, L.P., as applicable, prior to the effective date of the Merger.

Independence of the Board of Directors

Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, the national securities exchange upon which the common stock of Del Monte Foods Company (our former parent) was listed prior to the Merger, none of our directors other than Mrs. Khosla can be considered independent. Mr. West cannot be considered independent because he is an employee of the Company. The other directors other than Mr. Khosla cannot be considered independent because they are employees of or affiliated with the Managers, as described above under the heading “—Transactions with the Sponsors — Monitoring Agreement”.

Item 14.	Principal Accounting Fees and Services

With respect to fiscal 2013 and fiscal 2012, the aggregate fees billed by KPMG LLP to us were as follows:

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$1,066,475	$1,048,000
Audit Related Fees (2)	$138,000	$138,000
Tax Fees (3)	$19,477	$10,614
All Other Fees (4)	$355,000	—

(1)	For each of fiscal 2013 and fiscal 2012, reflects aggregate fees billed by KPMG LLP for the audit of the Company’s consolidated financial statements for such fiscal year and for the audit of Parent. Also reflects for both fiscal 2013 and fiscal 2012, aggregate fees billed for the review of the Company’s interim condensed consolidated financial statements and for the statutory audits of certain of the Company’s foreign subsidiaries.
(2)	For each of fiscal 2013 and fiscal 2012, reflects aggregate fees billed by KPMG LLP for services related to employee benefit plan audits as well as fees related to agreed upon procedures in connection with one of the Company’s supply agreements.
(3)	For each of fiscal 2013 and fiscal 2012, reflects the aggregate fees billed by KPMG LLP for tax compliance. Such services generally involved assistance in preparing, reviewing or filing various tax-related filings required in foreign jurisdictions and did not involve tax planning assistance.
(4)	For fiscal 2012, there were no fees billed by KPMG LLP for services except as already described above. For fiscal 2013, this fee includes the due diligence related to the acquisition of Natural Balance Pet Foods, Inc.

The Audit Committee determined that the non-audit services provided by KPMG LLP during fiscal 2013 were compatible with maintaining the independence of KPMG LLP.

Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, as well as setting the compensation and overseeing the work of, the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has adopted policies and procedures for the approval in advance, or “pre-approval,” of audit and non-audit services rendered by our independent auditor, KPMG LLP. All services provided by KPMG LLP during fiscal 2013, as described above, were approved by the Audit Committee of the Company in advance of KPMG LLP providing such services.

PART IV

Item  15. Exhibits, Financial Statement Schedules

(a)    1.    Financial Statements

(i)	The following financial statements of Del Monte Corporation and subsidiaries are included in Item 8:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets (Successor)—April 28, 2013 and April 29, 2012

Consolidated Statements of Income (Loss)—for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss)—for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)

Consolidated Statements of Stockholder’s Equity—for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)

Consolidated Statements of Cash Flows—for fiscal year ended April 28, 2013 (Successor), fiscal year ended April 29, 2012 (Successor), and the periods March 8, 2011 through May 1, 2011 (Successor) and May 3, 2010 through March 7, 2011 (Predecessor)

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

DEL MONTE CORPORATION

By:	/S/ DAVID J. WEST
David J. West
President and Chief Executive Officer; Director

By:	/S/ LARRY E. BODNER
Larry E. Bodner
Executive Vice President, Chief Financial Officer and Treasurer

Date:	June 28, 2013

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

Signature	Title	Date
/S/ DAVID J. WEST David J. West	President and Chief Executive Officer; Director	June 28, 2013

/S/ LARRY E. BODNER Larry E. Bodner	Executive Vice President, Chief Financial Officer and Treasurer	June 28, 2013

/S/ JULIE G. RUEHL Julie G. Ruehl	Vice President and Chief Accounting Officer	June 28, 2013

/S/ MAX V. ALPER Max V. Alper	Director	June 28, 2013

/S/ SIMON E. BROWN Simon E. Brown	Director	June 28, 2013

/S/ RICHARD DUNNE Richard Dunne	Director	June 28, 2013

/S/ NEIL HARRISON Neil Harrison	Vice Chairman of the Board	June 28, 2013

/S/ DAVID M. HOOPER David M. Hooper	Director	June 28, 2013

/S/ SANJAY KHOSLA Sanjay Khosla	Director	June 28, 2013

/S/ JAMES M. KILTS James M. Kilts	Chairman of the Board	June 28, 2013

/S/ KEVIN A. MUNDT Kevin A. Mundt	Director	June 28, 2013

/S/ DANIEL S. O’CONNELL Daniel S. O’Connell	Director	June 28, 2013

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and may be subject to more recent developments.

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated November 24, 2010, by and among Blue Acquisition Group, Inc., a Delaware corporation, Blue Merger Sub Inc., a Delaware corporation, and Del Monte Foods Company, a Delaware corporation	DMFC	8-K	2.1	November 30, 2010

3.1	Certificate of Ownership and Merger, dated April 26, 2011	DMC	8-K	3.1	April 26, 2011

3.2	Certificate of Incorporation of Del Monte Corporation	DMC	8-K	3.2	April 26, 2011

3.3	By-laws of Del Monte Corporation	DMC	8-K	3.3	April 26, 2011

4.1	Indenture, dated of February 16, 2011, among Blue Merger Sub Inc. and The Bank of New York Mellon Trust Company, N.A., as supplemented by the Supplemental Indenture, dated as of March 8, 2011, among Del Monte Foods Company, Del Monte Corporation and the Bank of New York Mellon Trust Company, N.A.	DMFC	8-K	10.10	March 10, 2011

4.2	Second Supplemental Indenture, dated April 26, 2011, among Del Monte Foods Company, Del Monte Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.625% Senior Notes due 2019	DMC	8-K	10.1	April 26, 2011

4.3	Third Supplemental Indenture, dated June 22, 2011, among Del Monte Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.625% Senior Notes due 2019	DMC	10-K	4.3	July 15, 2011

4.4	Registration Rights Agreement, dated as of February 16, 2011, among Blue Merger Sub Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC, KKR Capital Markets LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Mizuho Securities USA Inc., as supplemented by the Joinder Agreement, dated as of March 8, 2011, among Del Monte Foods Company and Del Monte Corporation	DMFC	8-K	10.11	March 10, 2011

4.5	Form of 7.625% Senior Notes due 2019 (included as Exhibit 1 to Annex 1 in Exhibit 4.1)	DMFC	8-K	10.1	March 10, 2011

10.1	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.2	March 9, 2004

10.2	Office Lease Agreement between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, dated October 27, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	October 30, 2009

10.3	First Amendment to Office Lease, dated January 21, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.2	March 4, 2011

10.4	Second Amendment to Office Lease, dated February 1, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP	DMFC	10-Q	10.3	March 4, 2011

10.5	Supply Agreement, dated as of February 2, 2011, between Silgan Containers LLC and Del Monte Corporation (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	February 4, 2011

10.6	Amended and Restated Supply Agreement between Impress Group, B.V. and Del Monte Corporation, dated January 23, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	January 28, 2008

10.7	Bifurcation and Partial Assignment and Assumption Agreement among Del Monte Corporation, Impress Group, B.V. and Starkist Co. effective as of October 6, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.2	October 9, 2008

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.8	Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC effective as of November 4, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	November 6, 2008

10.9	First Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated May 4, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.15	March 4, 2011

10.10	Second Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated September 22, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.16	March 4, 2011

10.11	Third Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated January 26, 2010	DMFC	10-Q	10.17	March 4, 2011

10.12	Fourth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated August 11, 2010 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.18	March 4, 2011

10.13	Fifth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated February 10, 2011 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.19	March 4, 2011

10.14	Sixth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated January 6, 2012 (confidential treatment has been granted as to portions of the Exhibit)	DMC	10-Q	10.1	March 13, 2012

10.15	Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other Agents named therein	DMFC	8-K	10.1	March 10, 2011

10.16	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Corporation, the lending institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	DMC	8-K	10.1	February 5, 2013

10.17	Assumption Agreement, dated as of April 26, 2011, among Del Monte Corporation and JPMorgan Chase Bank, N.A., relating to the Term Loan Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein	DMC	8-K	10.2	April 26, 2011

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.18	Guarantee, dated as of March 8, 2011, by Blue Acquisition Group, Inc., Del Monte Corporation, and each of the other entities from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.2	March 10, 2011

10.19	Security Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Blue Acquisition Group, Inc., each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.3	March 10, 2011

10.20	Pledge Agreement, dated as of March 8, 2011, among Del Monte Foods Company, each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, Blue Acquisition Group, Inc., and JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.4	March 10, 2011

10.21	Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the other Borrowers from time to time parties thereto, the Lender Parties from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the other Agents named therein, as supplemented by the Credit Party Joinder Agreement, among Del Monte Corporation and Bank of America, N.A., dated as of March 9, 2011	DMFC	8-K	10.5	March 10, 2011

10.22	Assumption Agreement, dated as of April 26, 2011, among Del Monte Corporation and Bank of America, N.A., relating to the Asset-Based Revolving Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other agents named therein and as supplemented by the Joinder Agreement, among Del Monte Corporation and Bank of America, N.A., dated as of March 9, 2011	DMC	8-K	10.3	April 26, 2011

10.23	Guarantee, dated as of March 8, 2011, by Blue Acquisition Group, Inc., Del Monte Corporation, and each of the other entities from time to time party thereto, in favor of Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.6	March 10, 2011

10.24	Security Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Blue Acquisition Group, Inc., each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, and Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.7	March 10, 2011

10.25	Pledge Agreement, dated as of March 8, 2011, among Del Monte Foods Company, each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, Blue Acquisition Group, Inc., and Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.8	March 10, 2011

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.26	Purchase Agreement, dated as of February 1, 2011, among Blue Merger Sub Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated as representatives of the other initial purchasers party thereto, as supplemented by the Joinder Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Del Monte Corporation and Merrill Lynch, Pierce, Fenner & Smith and Morgan Stanley & Co. Incorporated as representatives of the other initial purchasers party thereto	DMFC	8-K	10.9	March 10, 2011

10.27	Monitoring Agreement, dated as of March 8, 2011, among Del Monte Corporation, Blue Acquisition Group, Inc., Blue Holdings I, L.P., Kohlberg Kravis Roberts & Co. L.P., Vestar Capital Partners, Centerview Partners Management LLC and AlpInvest Partners Inc.	DMFC	8-K	10.15	March 10, 2011

10.28	Indemnification Agreement, dated as of March 8, 2011, among Blue Holdings I, L.P., Blue Holdings GP, LLC, Blue Acquisition Group, Inc., Del Monte Foods Company, Kohlberg Kravis Roberts & Co. L.P., Vestar Managers V Ltd., Centerview Partners Management LLC and AlpInvest Partners Inc.	DMFC	8-K	10.16	March 10, 2011

10.29**	2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates	DMC	10-K	10.37	July 15, 2011

10.30**	Form of Management Stockholder Agreement entered into as of March 8, 2011 among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder—Executive Vice Presidents	DMC	10-K	10.38	July 15, 2011

10.31**	Amendment to Form of Management Stockholder Agreement among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder—Executive Vice Presidents	DMC	10-Q	10.2	December 12, 2011

10.32**	Form of Option Rollover Agreement dated on or prior to February 11, 2011 between Blue Acquisition Group, Inc. and each specified management stockholder, accepted by Blue Acquisition Group, Inc. March 8, 2011	DMC	10-K	10.39	July 15, 2011

10.33**	Form of Stock Option Agreement dated as of March 8, 2011 by and between Blue Acquisition Group, Inc. and each specified employee—Executives with Employment Agreements	DMC	10-K	10.40	July 15, 2011

10.34**	Amendment to Form of Stock Option Agreement by and between Blue Acquisition Group, Inc. and each specified employee—Executives with Employment Agreements	DMC	10-Q	10.3	December 12, 2011

10.35**	Form of Sale Participation Agreement with Blue Holdings I, L.P. dated March 8, 2011	DMC	10-K	10.41	July 15, 2011

10.36**	Del Monte Corporation Annual Incentive Plan, as adopted September 8, 2011	DMC	8-K	10.1	September 13, 2011

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.37**	Del Monte Corporation Supplemental Executive Retirement Plan (Fourth Restatement), as amended and restated effective January 1, 2009	DMFC	10-Q	10.4	March 4, 2009

10.38**	Del Monte Corporation Additional Benefits Plan, as amended and restated effective January 1, 2009	DMFC	10-Q	10.2	March 4, 2009

10.39**	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004	DMFC	8-K	10.3	November 17, 2004

10.40**	First Amendment to Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed August 8, 2007	DMFC	10-Q	10.3	September 6, 2007

10.41**	Second Amendment to Employment Agreement, by and between Del Monte Corporation and Nils Lommerin, dated November 24, 2010	DMFC	10-Q	10.4	March 4, 2011

10.42**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and Nils Lommerin, dated December 20, 2010	DMFC	10-Q	10.12	March 4, 2011

10.43**	Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed November 11, 2004	DMFC	10-K	10.68	June 25, 2008

10.44**	First Amendment to Employment Agreement by and between Del Monte Corporation and Timothy A. Cole, executed August 8, 2007	DMFC	10-Q	10.4	September 6, 2007

10.45**	Second Amendment to Employment Agreement, by and between Del Monte Corporation and Timothy A. Cole, dated November 24, 2010	DMFC	10-Q	10.5	March 4, 2011

10.46**	Letter Agreement, dated as of April 28, 2011, between Blue Acquisition Group, Inc. (parent of Del Monte Foods Company) and Timothy A. Cole	DMC	10-K	10.74	July 15, 2011

10.47**	Employment Agreement, dated as of March 8, 2011, between Del Monte Corporation and Larry E. Bodner	DMFC	8-K	10.18	March 10, 2011

10.48**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and Larry E. Bodner, dated December 20, 2010	DMFC	10-Q	10.14	March 4, 2011

10.49**	Bonus Letter Agreement between Larry E. Bodner and Blue Acquisition Group, Inc., dated January 10, 2011	DMC	10-K	10.79	July 15, 2011

10.50**	Employment Agreement, dated May 13, 2011, among Del Monte Corporation, Blue Acquisition Group, Inc. and David J. West	DMC	8-K	10.1	May 19, 2011

10.51**	Management Stockholder’s Agreement entered into as of June 17, 2011 among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and David West	DMC	10-K	10.82	July 15, 2011

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
10.52**	Restricted Stock Award Agreement made effective as of June 17, 2011 among Blue Acquisition Group, Inc. and David West	DMC	10-K	10.83	July 15, 2011

10.53**	Form of Stock Option Agreement dated as of June 17, 2011 by and between Blue Acquisition Group, Inc. and Chief Executive Officer	DMC	10-K	10.84	July 15, 2011

10.54**	2013 Amendment to Form of Stock Option Agreement	DMC	10-Q	10.2	March 11, 2013

10.55**	Sale Participation Agreement dated June 17, 2011 between Blue Holdings I, L.P. and David West	DMC	10-K	10.85	July 15, 2011

10.56**	Executive Severance Plan, as amended July 23, 2009	DMFC	10-Q	10.2	September 9, 2009

10.57**	Amendment Number One to the Del Monte Corporation Executive Severance Plan, dated November 24, 2010	DMFC	10-Q	10.7	March 4, 2011

10.58**	Executive Perquisite Plan, as amended and restated effective July 1, 2008	DMFC	10-K	10.74	June 25, 2008

10.59**	Employment Agreement, dated October 24, 2011, among Del Monte Corporation and M. Carl Johnson III	DMC	10-K	10.65	June 29, 2012

*10.60**	Employment Agreement, dated September 1, 2004, by and between Del Monte Corporation and Richard W. Muto

*10.61**	First Amendment to Employment Agreement by and between Del Monte Corporation and Richard W. Muto, dated December 1, 2008

*10.62**	Second Amendment to Employment Agreement by and between Del Monte Corporation and Richard W. Muto, dated

*21	Subsidiaries of Del Monte Corporation

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description	Incorporated by Reference
		Filer	Form	Exhibit	Filing Date
^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
^	Furnished herewith
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under those sections.