Form 10-Q
period 2013-07-28
DEL MONTE CORP
filed 2013-09-11
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2013

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on September 6, 2013 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	July 28, 2013	April 28, 2013
	(unaudited)	(derived from audited financial statements)
ASSETS
Cash and cash equivalents	$85.1	$594.2
Trade accounts receivable, net of allowance	193.3	191.7
Inventories	904.7	722.1
Prepaid expenses and other current assets	144.5	130.1

Total current assets	1,327.6	1,638.1
Property, plant and equipment, net	772.3	763.9
Goodwill	2,266.3	2,119.7
Intangible assets, net	2,991.9	2,724.3
Other assets, net	124.7	117.1

Total assets	$7,482.8	$7,363.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	$604.2	$541.8
Short-term borrowings	2.2	3.2
Current portion of long-term debt	6.6	74.5

Total current liabilities	613.0	619.5
Long-term debt, net of discount	3,896.4	3,902.7
Deferred tax liabilities	1,083.8	968.5
Other non-current liabilities	272.2	278.5

Total liabilities	5,865.4	5,769.2

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized: 1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,592.8	1,590.0
Accumulated other comprehensive loss	(15.6)	(16.4)
Retained earnings	40.2	20.3
Total stockholder’s equity	1,617.4	1,593.9

Total liabilities and stockholder’s equity	$7,482.8	$7,363.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in millions)

	Three Months Ended
	July 28, 2013	July 29, 2012
Net sales	$823.9	$821.1
Cost of products sold	575.0	600.6

Gross profit	248.9	220.5
Selling, general and administrative expense	163.1	174.7

Operating income	85.8	45.8
Interest expense	59.7	65.2
Other (income) expense, net	(8.4)	(25.8)

Income from continuing operations before income taxes	34.5	6.4
Provision for income taxes	14.6	0.1

Net income	$19.9	$6.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in millions)

	Three Months Ended
	July 28, 2013	July 29, 2012
Net income	$19.9	$6.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.1)	(0.4)
Pension and other postretirement benefits adjustments:
Prior service (cost) credit arising during the period, net of tax	(0.2)	—
Gain on cash flow hedging instruments, net of tax	1.1	—

Total other comprehensive income (loss)	0.8	(0.4)

Comprehensive income	$20.7	$5.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Three Months Ended
	July 28, 2013	July 29, 2012
Operating activities:
Net income	$19.9	$6.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35.5	41.1
Deferred taxes	13.5	7.5
Write off of debt issuance cost	1.7	2.9
Loss on asset disposals	0.6	0.2
Stock compensation expense	3.0	2.5
Unrealized (gain) loss on derivative financial instruments	(16.9)	(29.1)
Changes in operating assets and liabilities	(111.1)	(32.2)

Net cash used in operating activities	(53.8)	(0.8)

Investing activities:
Capital expenditures	(28.4)	(25.4)
Purchase of equity method investment	(14.6)	—
Cash used in business acquisition, net of cash acquired	(337.5)	—
Payment for asset acquisition	—	(12.0)

Net cash used in investing activities	(380.5)	(37.4)

Financing activities:
Proceeds from short-term borrowings	2.2	—
Payments on short-term borrowings	(3.2)	—
Principal payments on long-term debt	(74.5)	(91.1)

Net cash used in financing activities	(75.5)	(91.1)

Effect of exchange rate changes on cash and cash equivalents	0.7	(1.1)
Net change in cash and cash equivalents	(509.1)	(130.4)
Cash and cash equivalents at beginning of period	594.2	402.8

Cash and cash equivalents at end of period	$85.1	$272.4

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 28, 2013 and July 29, 2012 each reflect periods that contain 13 weeks.

Del Monte is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market. The Company’s pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names, and food brands include Del Monte, Contadina, College Inn, S&W and other brand names. The Company also produces and distributes private label pet products and food products. The majority of its products are sold nationwide in all channels serving retail markets, mass merchandisers, the U.S. military, certain export markets, the foodservice industry and food processors.

For reporting purposes the Company has two segments: Pet Products and Consumer Products. The Pet Products segment manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products segment manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of July 28, 2013 and for the three months ended July 28, 2013 and July 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K (“2013 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 28, 2013 are not necessarily indicative of the results expected for the fiscal year ending April 27, 2014.

As described in Note 4, on July 15, 2013, DMC completed the acquisition of 100% of the voting interest of Natural Balance Pet Foods, Inc. (“Natural Balance”), maker of premium pet food for dogs and cats sold throughout North America.

On July 11, 2013, the Company purchased a minority equity interest in a co-packer of some of the Company’s dog products for $14.6 million. While the Company exercises significant influence over the co-packer, it does not hold a controlling interest in the company. As such, the investment is accounted for under the equity method and is stated at cost plus the Company’s share of undistributed earnings or losses.

Note 2. Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. Accordingly, the Company has included the enhanced disclosure in Note 9.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

Note 3. Supplemental Financial Statement Information

	Three Months Ended
	July 28, 2013	April 28, 2013
	(in millions)
Trade accounts receivable:
Trade	$193.4	$191.8
Allowance for doubtful accounts	(0.1)	(0.1)

Total	$193.3	$191.7

Inventories:
Finished products	$706.7	$560.1
Raw materials and in-process materials	61.2	50.6
Packaging materials and other	138.4	96.6
LIFO reserve	(1.6)	14.8

Total	$904.7	$722.1

Prepaid expenses and other current assets:
Prepaid expenses	$83.8	$62.8
Other current assets	60.7	67.3

Total	$144.5	$130.1

Property, plant and equipment, net:
Land and land improvements	$46.5	$46.2
Buildings and leasehold improvements	279.7	274.5
Machinery and equipment	486.0	471.5
Computers and software	62.8	61.0
Construction in progress	64.7	61.7

	939.7	914.9
Accumulated depreciation	(167.4)	(151.0)

Total	$772.3	$763.9

Accounts payable and accrued expenses:
Accounts payable - trade	$316.4	$245.8
Marketing, advertising and trade promotion	70.9	59.4
Accrued benefits, payroll and related costs	60.5	80.3
Accrued interest	57.9	33.7
Current portion of pension liability	21.1	21.0
Other current liabilities	77.4	101.6

Total	$604.2	$541.8

Other non-current liabilities:
Accrued postretirement benefits	$132.8	$132.2
Pension liability	31.6	31.3
Long-term hedge payable	25.6	33.5
Other non-current liabilities	82.2	81.5

Total	$272.2	$278.5

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(0.9)	$(0.8)
Pension and other postretirement benefits adjustments, net of tax	(9.3)	(9.1)
Gain on cash flow hedging instruments, net of tax	(5.4)	(6.5)

Total accumulated other comprehensive loss	$(15.6)	$(16.4)

Note 4. Natural Balance Acquisition

On July 15, 2013, DMC completed the acquisition of 100% of the voting interest of Natural Balance, a California corporation and maker of premium pet food for dogs and cats sold throughout North America. The total cost of the Natural Balance acquisition was $341.4 million and consisted of an initial $341.1 million cash payment (including $26.2 million paid into an escrow account) and contingent consideration of $0.3 million. The total cost of the acquisition is subject to a post-closing working capital adjustment after 90 days from the closing date. The financial results of Natural Balance are reported within the Pet Products segment.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

The acquisition is being accounted for under the acquisition method of accounting. The purchase price was allocated to the identifiable assets and liabilities, including brand names, based on estimated fair value, with any remaining purchase price being recorded as goodwill. The Company utilized an independent valuation firm to assist in estimating the fair value of Natural Balance’s real estate, machinery and equipment, and identifiable intangible assets. The Company’s allocation of purchase price to the net tangible and intangible assets acquired and liabilities assumed is as follows (in millions):

July 15, 2013
Cash and cash equivalents	$3.9
Trade accounts receivable	10.8
Inventories	26.8
Prepaid expenses and other current assets	0.4
Property, plant and equipment	5.6
Goodwill	146.6
Identifiable intangible assets	280.4
Deferred tax assets	2.7
Other assets	0.2

Total assets acquired	477.4

Accounts payable and accrued expenses	16.5
Other current liabilities	6.6
Deferred tax liabilities	108.5
Other non-current liabilities	4.1
Contingent consideration	0.3

Total liabilities assumed	136.0

Net assets acquired	$341.4

The acquisition of Natural Balance includes a contingent consideration arrangement that requires additional cash to be paid by the Company based on the future net sales of Natural Balance over a one year period. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is $0.0 million to $17.5 million, and is based on net sales measured for the 12 month period ending May 1, 2016 with payment due August 22, 2016. The estimated fair value of the contingent consideration recognized on the acquisition date was $0.3 million and was based on the purchase agreement. The fair value was estimated by applying the income approach and approximates the calculated value. The Company has classified the contingent consideration as Level 3 of the fair value hierarchy.

Goodwill is not expected to be deductible for tax purposes. All of the goodwill of $146.6 million was assigned to the Pet Products segment.

Refinements to the fair values of the assets acquired and liabilities assumed (including property, plant and equipment, goodwill and accrued expenses) are expected to be recorded as the Company receives further information during the remainder of fiscal 2014.

The Company executed the acquisition of Natural Balance with the objective of complementing the Company’s substantial pet products portfolio because Natural Balance operates in high growth channels in which the Company is currently underrepresented.

The results of operations for Natural Balance are included in the Pet Products segment beginning July 15, 2013. The acquired business contributed net sales of $11.8 million from the acquisition date to July 28, 2013. The following unaudited pro forma financial information presents the combined results of operations of the Company, including Natural Balance, as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations (in millions):

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

	Three Months Ended (unaudited)
	July 28, 2013	July 29, 2012
Net sales	$874.1	$881.0
Income from continuing operations before income taxes	35.1	4.3
Net income	20.3	5.0

Note 5. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	July 28, 2013	April 28, 2013
Goodwill:
Pet Products segment	$2,122.7	$1,976.1
Consumer Products segment	143.6	143.6

Total goodwill	$2,266.3	$2,119.7

Non-amortizable intangible assets:
Trademarks	$1,994.7	$1,871.4

Amortizable intangible assets:
Trademarks	82.3	82.3
Customer relationships	1,033.8	876.7

	1,116.1	959.0
Accumulated amortization	(118.9)	(106.1)

Amortizable intangible assets, net	997.2	852.9

Total intangible assets, net	$2,991.9	$2,724.3

During the three months ended July 28, 2013, the Company’s goodwill and intangible assets increased by a total of $427.0 million, with a $123.3 million and $157.1 million increase for trademarks and customer relationships, respectively, and a $146.6 million increase for goodwill, due to the Natural Balance acquisition (see Note 4). Further, changes to goodwill or intangible assets may be recorded as the purchase price allocations are finalized through the remainder of fiscal 2014.

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended
	July 28, 2013	July 29, 2012
Amortization expense	$12.8	$12.5

Customer relationships acquired during the period were classified as amortizable intangible assets, and had a weighted average amortization period of 17.1 years. Trademarks acquired during the period were classified as non-amortizable intangible assets.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

As of July 28, 2013, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2014 (remainder)	$44.4
2015	59.2
2016	59.0
2017	58.6
2018	58.6
2019 and thereafter	717.4

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

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument for which the change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of July 28, 2013, the Company had both cash flow and economic hedges.

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

As of July 28, 2013, the following economic hedge swaps were outstanding:

Contract date	Notional amount (in millions)	Fixed LIBOR rate	Effective date	Maturity date
April 12, 2011	$900.0	3.029%	September 4, 2012	September 1, 2015
August 13, 2010	$300.0	1.368%	February 1, 2011	February 3, 2014

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption or option contracts, as deemed appropriate, to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounted for these commodity derivatives as either economic or cash flow hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense. Changes in the value of economic hedges are recorded directly in earnings.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

The table below presents the notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	July 28,	April 28,
	2013	2013
Commodity contracts	$254.7	$269.4

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

The table below presents foreign currency derivative contracts as of the dates indicated (in millions). All of the foreign currency derivative contracts held on July 28, 2013 are scheduled to mature prior to the end of fiscal 2015.

	July 28,	April 28,
	2013	2013
Contract amount (Mexican pesos)	$17.9	$—

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheet as of July 28, 2013 was as follows (in millions):

	Asset derivatives			Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$25.6
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	27.3
Commodity and other contracts	Prepaid expenses and other current assets	4.9	(1)	Accounts payable and accrued expenses	6.5	(2)
Foreign currency exchange contracts	Prepaid expenses and other current assets	1.4		Accounts payable and accrued expenses	—

Total		$6.3			$59.4

(1)	Includes $(3.1) million of commodity contracts (asset derivatives) designated as cash flow hedges.
(2)	Represents commodity contracts (liability derivatives) designated as cash flow hedges.

The fair value of derivative instruments recorded in the Consolidated Balance Sheet as of April 28, 2013 was as follows (in millions):

	Asset derivatives			Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$33.5
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	28.4
Commodity and other contracts	Prepaid expenses and other current assets	3.8	(1)	Accounts payable and accrued expenses	10.6	(2)

Total		$3.8			$72.5

(1)	Includes $0.3 million of commodity contracts (asset derivatives) designated as cash flow hedges.
(2)	Represents commodity contracts (liability derivatives) designated as cash flow hedges.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

The effect of the Company’s economic hedges on other (income) expense in the Condensed Consolidated Statements of Income for the periods indicated below was as follows (in millions):

	Three Months Ended
	July 28, 2013	July 29, 2012
Interest rate contracts	$(1.9)	$7.4
Commodity and other contracts	(7.3)	(34.7)
Foreign currency exchange contracts	—	0.9

Included in other (income) expense	$(9.2)	$(26.4)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Income for the three months ended July 28, 2013 was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI	Location of (gain) loss reclassified in AOCI	(Gain) loss reclassified from AOCI into income	Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Interest rate contracts	$—	Interest expense	$—	Other (income) expense	$—
Commodity contracts	—	Cost of products sold	(0.3)	Other (income) expense	0.3
Foreign currency exchange contracts	(1.4)	Cost of products sold	(0.1)	Other (income) expense	—

Total	$(1.4)		$(0.4)		$0.3

At July 28, 2013, $8.3 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
	July 28,	April 28,	July 28,	April 28,	July 28,	April 28,
Description	2013	2013	2013	2013	2013	2013
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	1.1	2.1	3.8	1.7	—	—
Foreign currency exchange contracts	—	—	1.4	—	—	—

Total	$1.1	$2.1	$5.2	$1.7	$—	$—

Liabilities
Interest rate contracts	$—	$—	$52.9	$61.9	$—	$—
Commodity and other contracts	—	5.2	6.5	5.4	—	—
Foreign currency exchange contracts	—	—	—	—	—	—

Total	$—	$5.2	$59.4	$67.3	$—	$—

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

As of July 28, 2013, the book value of the Company’s floating rate debt instruments approximates fair value. The Company uses Level 2 inputs to estimate the fair value of such debt. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

	July 28,	April 28,
Senior Notes	2013	2013
Book value	$1,300.0	$1,300.0
Fair value	$1,357.6	$1,381.3

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are available to investors through certain brokerage firms, the Company has classified this debt as Level 2 of the fair value hierarchy.

Note 8. Retirement Benefits

Del Monte sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. See Note 9 of the 2013 Annual Report for additional information about these plans. The components of net periodic benefit cost of the qualified defined benefit and post-retirement plans for the periods indicated below are as follows (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 28,	July 29,	July 28,	July 29,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$3.4	$3.4	$0.3	$0.4
Interest cost on projected benefit obligation	4.6	5.1	1.4	1.9
Expected return on plan assets	(8.5)	(8.1)	—	—
Net (loss) gain amortization	—	—	(0.6)	—

Net periodic benefit cost	$(0.5)	$0.4	$1.1	$2.3

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

Note 9. Accumulated Other Comprehensive Loss

The following table summarizes the reclassifications from accumulated other comprehensive loss to the Condensed Consolidated Statements of Income for the three months ended July 28, 2013 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statements of Income
Gains/(losses) on cash flow hedges:
Foreign currency exchange contracts	$(0.1)		Cost of products sold
Commodity contracts	(0.3)		Cost of products sold

	(0.4)		Total before tax

	(0.2)		Benefit for income taxes

	$(0.2)		Net of tax

Defined benefit pension plan items:
Amortization of prior service benefits	$0.3	(1)
Amortization of actuarial gains/(losses)	(0.6	)(1)

	(0.3)		Total before tax

	(0.1)		Benefit for income taxes

Total reclassifications	$(0.2)		Net of tax

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit costs. See Note 8 for additional information.

Note 10. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2013 Annual Report.

Commercial Litigation Involving the Company

On April 22, 2013, Plaintiffs filed a complaint in the U.S. District Court for the Northern District of California (Langille, et al. v. Del Monte) alleging false and misleading advertising under California’s consumer protection laws. Plaintiffs allege the Company made a variety of false and misleading advertising claims including, but not limited to, implying that its refrigerated fruit products are “fresh” and “natural.” The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On May 1, 2013, Plaintiffs filed a motion to relate this case to the Kosta v. Del Monte matter. The Company filed a Joinder in support of Plaintiffs’ Motion on May 6, 2013. The Court ordered the cases related in an Order on May 15, 2013. The parties filed a Joint Stipulation to consolidate these cases on June 3, 2013 and the Judge granted this Order on June 5, 2013. The Kosta and Langille plaintiffs filed their Consolidated Class Action Complaint on June 11, 2013. The Company filed its Answer on June 28, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On April 19, 2013, Plaintiff filed a complaint on behalf of himself and all other similarly situated employees in Superior Court of California, Alameda County (Montgomery v. Del Monte) alleging, inter alia, failure to provide meal and rest periods and pay wages properly in violation of various California wage and hour statutes. On May 24, 2013, Plaintiff filed its First Amended Complaint. The Court granted the parties’ Application to Transfer to Kings County on June 14, 2013. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri (Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The complaint seeks certification as a class action. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed its Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013. The Motion to Stay was granted the same day it was filed. On May 6, 2013, Plaintiffs filed their Opposition to Defendant’s Motion to Transfer. The Company filed its Reply in Support of its Motion to Transfer on May 23, 2013. The Court denied the Company’s Motion to Transfer on July 22, 2013. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 6, 2012, October 12, 2012 and October 16, 2012, three separate putative class action complaints were filed against the Company in U.S. District Court for the Northern District of California (Langone v. Del Monte, Ruff v. Del Monte, and Funke v. Del Monte, respectively) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaints allege that Plaintiffs’ dogs became ill as a result of consumption of Chicken Jerky Treats. The complaints also allege that the Company breached its warranties and California’s consumer protection laws. Each of the complaints seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On December 18, 2012, Plaintiffs filed a motion to relate and consolidate the Langone, Ruff and Funke matters. The Company agreed that the cases are related but argued in its response that they should not be consolidated. The Court ordered the cases are related in an Order on January 24, 2013. In the Langone case, the Company filed a Motion to Transfer/Dismiss on February 1, 2013. Plaintiff in the Langone matter voluntarily dismissed his Complaint without prejudice on February 21, 2013 and re-filed in the U.S. District Court for the Western District of Pennsylvania on May 21, 2013. On April 9, 2013, the Court transferred Ruff and Funke to the U.S. District Court for the Western District of Pennsylvania but denied without prejudice Defendant’s motions to consolidate and dismiss. On April 23, 2013, the Company filed its Motion to Dismiss in Ruff and Funke with the U.S. District Court for the Western District of Pennsylvania and its Reply in Support of its Motion to Dismiss in both cases on June 3, 2013. The Company filed its Motion to Dismiss in the Langone case with the U.S. District Court for the Western District of Pennsylvania on August 2, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On July 19, 2012, a putative class action complaint was filed against the Company in U.S. District Court for the Western District of Pennsylvania (Mazur v. Del Monte) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaint alleges that Plaintiff’s dog became ill and had to be euthanized as a result of consumption of Chicken Jerky Treats. The complaint also alleges that the Company breached its warranties and Pennsylvania’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On August 3, 2012, Plaintiff’s counsel filed a Motion to Consolidate the previously filed two similar class actions against Nestle Purina Petcare Company, owner of the Waggin’ Train brand of chicken jerky treats, in U.S. District Court for the Northern District of Illinois under the federal rules for multi-district litigation (“MDL”). Plaintiff’s Motion also sought to include the case against the Company in the proposed MDL consolidation as a “related case.” On September 28, 2012, the Court denied the MDL Motion. The case will now proceed in the jurisdiction in which it was originally filed. Plaintiff filed a Motion for Leave to Commence Limited Discovery on the subject of the voluntary recall of Chicken Jerky Treats on January 25, 2013. The Company filed its response opposing the Motion on February 8, 2013. The Court denied Plaintiff’s Motion on March 12, 2013; thus, discovery is stayed until the Court rules on the Company’s Motion to Dismiss, which was filed on September 24, 2012. On May 24, 2013, the Judge in the matter issued a Report and Recommendation stating that the Motion to Dismiss be granted as to Plaintiff’s claim for unjust enrichment and denied in all other respects. The Company filed its Objections to the Report and Recommendation on June 7, 2013. The Court issued an Order adopting the Magistrate Judge’s Report and Recommendation on June 25, 2013. The Court denied the Company’s Motion for Reconsideration on July 8, 2013. The Company filed its answer on August 2, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On August 16, 2013, the Langone, Ruff, Funke and Mazur cases were consolidated.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

On April 5, 2012, a complaint was filed against the Company in U.S. District Court for the Northern District of California (Kosta v. Del Monte) alleging false and misleading advertising under California’s consumer protection laws. The complaint seeks certification as a class action and damages in excess of $5.0 million. On June 15, 2012, the Company filed a Motion to Dismiss Plaintiff’s complaint. Plaintiff filed an amended complaint on July 6, 2012, negating the Company’s Motion to Dismiss. In its amended complaint, Plaintiff alleges the Company made a variety of false and misleading advertising claims including, but not limited to, its lycopene and antioxidant claims for tomato products; implying that its refrigerated products are fresh and all natural; implying that Fresh Cut vegetables are fresh; and making misleading claims regarding sugar, nutrient content, preservatives and serving size. The Company denies these allegations and intends to vigorously defend itself. The Company filed a new Motion to Dismiss Plaintiff’s complaint on July 31, 2012. The Motion to Dismiss was denied on May 15, 2013. Plaintiff moved on November 5, 2012 to seek application of the doctrine of collateral estoppel in this matter based on the jury’s finding in the Fresh Del Monte Inc. v. Del Monte case. The Company’s Response to Plaintiff’s Motion for Application of Collateral Estoppel was filed on January 17, 2013. Plaintiff’s Reply was filed on February 21, 2013. The Court denied Plaintiff’s Motion on May 17, 2013. The Court in Langille ordered these two matters related in an Order on May 15, 2013. The parties filed a joint stipulation to consolidate these cases on June 3, 2013 and the Judge granted this Order on June 5, 2013. The Kosta and Langille plaintiffs filed their Consolidated Class Action Complaint on June 11, 2013. The Company filed its Answer on June 28, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 28, 2011, a complaint was filed against the Company by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6 et seq. (commonly known as “Proposition 65”). Specifically, the Plaintiff alleges that the Company violated Proposition 65 by distributing certain pear, peach and fruit cocktail products without providing warnings required by Proposition 65. The Plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. Trial commenced on April 8, 2013 and closing oral arguments were heard on May 16, 2013. The Judge issued his final decision on July 31, 2013, finding that the Defendants proved their case under the Proposition 65 safe harbor defense, therefore the Company currently does not need to place Proposition 65 warning labels on the applicable food products. The Company has denied these allegations and has vigorously defended itself. The Plaintiff has 60 days after the issuance of a final judgment to appeal the decision. The Company cannot at this time estimate a range of exposure, if any, of the potential liability.

Note 11. Segment Information

The Company has the following reportable segments:

•	The Pet Products segment manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

•	The Consumer Products segment manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 28, 2013

(unaudited)

The following table presents financial information about the Company’s reportable segments (in millions):

	Three Months Ended
	July 28,	July 29,
	2013	2012
Net sales:
Pet Products	$481.0	$458.3
Consumer Products	342.9	362.8

Total	$823.9	$821.1

Operating income:
Pet Products	$91.3	$51.5
Consumer Products	10.2	13.8
Corporate (1)	(15.7)	(19.5)

Total	85.8	45.8
Reconciliation to income from continuing operations before income taxes:
Interest expense	59.7	65.2
Other (income) expense, net	(8.4)	(25.8)

Income from continuing operations before income taxes	$34.5	$6.4

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 28, 2013 and July 29, 2012, Corporate included $0.4 million and $6.0 million, respectively, of restructuring related expense.

Note 12. Related Party Transactions

See Note 14 of the 2013 Annual Report for a description of the Company’s related party transactions. As of July 28, 2013, there was a payable of $1.2 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets. As of April 28, 2013, there was a payable of $1.7 million due to the managers related to the monitoring agreement. For the three months ended July 28, 2013, the Company paid $0.7 million to a KKR affiliate for rent related to leased administrative space in Pittsburgh, PA.

During the three months ended July 28, 2013, the Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended April 28, 2013 (the “2013 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in “Part I, Item 1A. Risk Factors” in our 2013 Annual Report and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Corporate Overview

Our Business

Del Monte Corporation (“DMC”) and its consolidated subsidiaries (together, “Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and pet snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names and food brands such as Del Monte, Contadina, College Inn, S&W, and other brand names. We have two reportable segments: Pet Products and Consumer Products. The Pet Products segment manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The Consumer Products segment manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products.

Merger

On March 8, 2011, we were acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,” and together with KKR and Vestar, the “Sponsors”). The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into Del Monte Foods Company (“DMFC”), with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent.

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Three Months Ended
	July 28,	July 29,
	2013	2012	Change	% Change	Volume (1)	Rate (2)
Net sales	$823.9	$821.1	$2.8	0.3%	(5.3%)	5.6%
Cost of products sold	575.0	600.6	(25.6)	(4.3%)	(3.7%)	(0.6%)

Gross profit	248.9	220.5	28.4	12.9%
Selling, general and administrative expense (“SG&A”)	163.1	174.7	(11.6)	(6.6%)

Operating income	$85.8	$45.8	$40.0	87.3%

Gross margin	30.2%	26.9%
SG&A as a % of net sales	19.8%	21.3%
Operating income margin	10.4%	5.6%

(1)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(2)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

			Trailing Twelve
	Three Months Ended		Months Ended
	July 28,	July 29,	July 28,
	2013	2012	2013
Adjusted EBITDA (3)	$139.5	$113.6	$621.4
Ratio of net debt to Adjusted EBITDA (4)	n/a	n/a	6.2	x

(3)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt) less cash and cash equivalents.

Executive Overview

In the first quarter of fiscal 2014, we had net sales of $823.9 million, operating income of $85.8 million and net income of $19.9 million, compared to net sales of $821.1 million, operating income of $45.8 million and net income of $6.3 million in the first quarter of fiscal 2013. Adjusted EBITDA was $139.5 million for the three months ended July 28, 2013 and $113.6 million for the three months ended July 29, 2012. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales in our Pet Products segment increased by 5.0% and net sales in our Consumer Products segment decreased by 5.5%, resulting in an overall increase in net sales of 0.3% for the quarter. This increase was driven by net pricing (pricing net of trade spending) primarily in the Pet Products segment, offset by decreased sales of existing products in both our Pet and Consumer Products segments. Sales of Natural Balance pet products also contributed to the increase in net sales. See below for more information on the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”).

Operating income for the quarter increased 87.3% as compared to the year-ago quarter. The increase in operating income was driven primarily by net pricing, decreased marketing spending and decreased costs associated with the closure of our Kingsburg, California facility.

Adjusted EBITDA increased 22.8% as compared to the year-ago quarter. The positive impact of net pricing and decreased marketing costs drove the increase in Adjusted EBITDA, partially offset by the cash impact of hedging activities. Gains and losses on economic hedging positions are recorded as other (income) expense. The cash impact of these activities is reflected in Adjusted EBITDA.

On July 15, 2013, we completed the acquisition of Natural Balance, maker of premium pet food for dogs and cats sold throughout North America. The total cost of the acquisition was $341.4 million. The financial results of Natural Balance are reported within the Pet Products segment.

As of July 28, 2013, our total debt was $3,909.6 million. On June 27, 2013, in accordance with the terms of our Senior Secured Term Loan Credit Agreement, we made a payment of $74.5 million representing the excess annual cash flow payment due for fiscal 2013. As a result of this excess cash flow payment, no quarterly payments will be due in fiscal 2014.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 28, 2013, compared to the results for the three months ended July 29, 2012 (in millions, except percentages).

Net sales

	Three Months Ended
	July 28,	July 29,
	2013	2012	Change	% Change	Volume (1)	Rate (2)
Net sales:
Pet Products	$481.0	$458.3	$22.7	5.0%	(2.5%)	7.5%
Consumer Products	342.9	362.8	(19.9)	(5.5%)	(8.8%)	3.3%

Total	$823.9	$821.1	$2.8	0.3%

(1)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(2)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

Net sales increased 0.3% for the three months ended July 28, 2013 compared to the three months ended July 29, 2012. The increase was driven by net pricing primarily in our Pet Products segment, offset by decreased sales of existing products in both our Pet and Consumer Products segments. Natural Balance sales also contributed to the increase in net sales.

Net sales in our Pet Products segment were $481.0 million for the three months ended July 28, 2013, an increase of $22.7 million or 5.0%, compared to $458.3 million for the three months ended July 29, 2012. This increase was primarily driven by net pricing, as well as Natural Balance sales, partially offset by decreased volumes, including the impact of pricing elasticity.

Net sales in our Consumer Products segment were $342.9 million for the three months ended July 28, 2013, a decrease of $19.9 million, or 5.5% compared to $362.8 million for the three months ended July 29, 2012. This decrease was primarily driven by decreased sales of existing products, partially offset by reduced trade spending and pricing. The decrease in sales volumes resulted from fewer promotional activities due to industry-wide supply constraints of peaches, as well as continued business challenges in South America, including high inflation and currency devaluation in Venezuela.

Cost of products sold

Cost of products sold for the three months ended July 28, 2013 was $575.0 million, a decrease of $25.6 million or 4.3% compared to $600.6 million for the three months ended July 29, 2012. This decrease was primarily due to the lower volumes mentioned above, as well as productivity savings, partially offset by increased ingredient costs in our Pet Products segment. Lower costs related to the closure of our Kingsburg, California facility also contributed to the decrease.

While the impact of economic hedge transactions is reflected in Corporate other (income) expense in the current period, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which will primarily impact the second quarter of fiscal 2014 and beyond and will cause the impact of hedged costs to be reflected in our cost of products sold in those future periods. See other (income) expense below.

Gross margin

Our gross margin percentage for the three months ended July 28, 2013 increased 3.3 points to 30.2% compared to 26.9% for the three months ended July 29, 2012. Net pricing benefitted gross margin by 3.9 margin points and the lower costs noted above benefitted gross margin by 0.4 margin points, partially offset by a 1.0 margin point decrease due to product mix.

Selling, general and administrative expense

SG&A expense for the three months ended July 28, 2013 was $163.1 million, a decrease of $11.6 million, or 6.6%, compared to $174.7 million for the three months ended July 29, 2012. This decrease was primarily driven by lower marketing expense as we lap the new product introduction expenses incurred in the prior year. Conversely, we incurred transaction costs related to the Natural Balance acquisition which were offset by lower general and administrative expenses.

Operating income

	Three Months Ended
	July 28, 2013	July 29, 2012	Change	% Change
Operating income:
Pet Products	$91.3	$51.5	$39.8	77.3%
Consumer Products	10.2	13.8	(3.6)	(26.1%)
Corporate (1)	(15.7)	(19.5)	3.8	(19.5%)

Total	$85.8	$45.8	$40.0	87.3%

(1)	Corporate represents expenses not directly attributable to reportable segments. For the three months ended July 28, 2013 and July 29, 2012, Corporate includes $0.4 million and $6.0 million, respectively, of restructuring related expenses.

Operating income for the three months ended July 28, 2013 was $85.8 million, an increase of $40.0 million, or 87.3%, compared to $45.8 million for the three months ended July 29, 2012. This increase reflects the net pricing and lower SG&A expense, both as noted previously.

Our Pet Products segment operating income increased by $39.8 million, or 77.3%, to $91.3 million for the three months ended July 28 2013 from $51.5 million for the three months ended July 29, 2012. Net pricing, as well as decreased marketing expense and continued strong productivity savings, contributed to the increase in operating income, partially offset by increased ingredient costs.

Our Consumer Products segment operating income decreased by $3.6 million, or 26.1%, to $10.2 million for the three months ended July 28, 2013 from $13.8 million for the three months ended July 29, 2012. Lower volumes, increased raw product costs and higher marketing expense drove the decrease in operating income. Net pricing partially offset the decline in operating income.

Our Corporate expenses decreased by $3.8 million, or 19.5%, during the three months ended July 28, 2013 compared to the prior year period. This decrease was primarily due to decreased costs associated with the closure of our Kingsburg, California facility.

Interest expense

Interest expense decreased by $5.5 million, or 8.4%, to $59.7 million for the three months ended July 28, 2013 from $65.2 million for the three months ended July 29, 2013. This decrease was primarily driven by a lower average debt balance as a result of the excess annual cash flow payments.

Other (income) expense

Other income of $8.4 million for the three months ended July 28, 2013 was comprised primarily of gains on commodity hedging contracts, as well as gains on interest rate swaps. Other income of $25.8 million for the three months ended July 29, 2012 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended July 28, 2013 was 42.3% compared to 1.6% for the three months ended July 29, 2012. The change in the effective tax rate for the three month period was primarily due to the prior year tax rate being benefited from a change in state tax law and an increase in the state tax rate in the current year.

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

The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

	Three Months Ended		Trailing Twelve Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013
Reconciliation:
Operating income - Quarter ended July 29, 2012	$—	$45.8	$—
Operating income - Quarter ended October 28, 2012	—	—	105.2
Operating income - Quarter ended January 27, 2013	—	—	108.9
Operating income - Quarter ended April 28, 2013	—	—	124.6
Operating income - Quarter ended July 28, 2013	85.8	—	85.8
Other income (expense)	8.4	25.8	(4.9)
Adjustments to arrive at EBITDA:	—		—
Depreciation and amortization(1)	35.5	41.1	148.9
Amortization of debt issuance costs and debt discount(2)	(5.1)	(6.1)	(23.2)

EBITDA	124.6	106.6	545.3
Non-cash charges	0.6	0.2	4.3
Derivative transactions(3)	(2.2)	(7.6)	4.5
Non-cash stock based compensation	3.0	2.5	7.8
Non-recurring (gains) losses	0.5	2.4	10.7
Merger/acquisition-related items	7.6	—	15.4
Business optimization charges	2.3	6.9	22.5
Other	3.1	2.6	10.9

Adjusted EBITDA	$139.5	$113.6	$621.4

Net Debt(4)			$3,824.5
Ratio of net debt to Adjusted EBITDA			6.2	x

(1)	Includes $0.1 million, $4.8 million and $3.1 million of accelerated depreciation in the three months ended July 28, 2013 and July 29, 2012, and the trailing twelve months ended July 28, 2013, respectively, related to the closure of our Kingsburg, California facility. See “Note 18. Exit or Disposal Activities” to our consolidated financial statements in our 2013 Annual Report.
(2)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(3)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

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

As of July 28, 2013 and July 29, 2012, we had not made any contributions to our defined benefit pension plan for fiscal 2014 or fiscal 2013, respectively. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts during fiscal 2013 and 2012. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make contributions of approximately $15.0 million in fiscal 2014.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months. We anticipate utilizing our revolver during fiscal 2014, with usage peaking in September or October.

On July 11, 2013, we purchased a minority equity interest in a co-packer of some of our dog products for $14.6 million. While we exercise significant influence over the co-packer, we do not hold a controlling interest in the company. As such, the investment is accounted for under the equity method and is stated at cost plus our share of undistributed earnings or losses.

On July 15, 2013, we completed the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”), a California corporation and maker of premium pet food for dogs and cats sold throughout North America. The total cost of the acquisition was $341.4 million. The total cost of the acquisition is subject to a post-closing working capital adjustment after 90 days from the closing date.

Our debt consists of the following, as of the dates indicated, (in millions):

	July 28,	April 28,
	2013	2013
Short-term borrowings:
Revolver	$—	$—
Other	2.2	3.2

Total short-term borrowings	$2.2	$3.2

Long-term debt:
Term Loan Facility	$2,607.4	$2,681.9
7.625% Notes	1,300.0	1,300.0

	3,907.4	3,981.9
Less unamortized discount	4.4	4.7
Less current portion	6.6	74.5

Total long-term debt	$3,896.4	$3,902.7

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

Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.00%) or (ii) a base rate (with a floor of 2.00%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of July 28, 2013, the applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%.

The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from March 31, 2013 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Under the Term Loan Facility, on June 27, 2013 we made a payment of $74.5 million representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of July 28, 2013, the amount of outstanding loans under the Term Loan Facility was $2,607.4 million and the blended interest rate payable was 4.0%, or 5.1% after giving effect to our interest rate swaps. See “Note 6. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. As of July 28, 2013, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $29.2 million and the net availability under the ABL Facility was $539.0 million.

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

Senior Notes Due 2019

Our senior notes due February 15, 2019 have an aggregate principal amount of $1,300.0 million and a stated interest rate of 7.625% (the “7.625% Notes”). Interest on the 7.625% Notes is payable semi-annually on February 15 and August 15 of each year.

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

All our obligations under the senior secured term loan credit agreement and senior secured asset-based revolving facility agreement are unconditionally guaranteed by Parent and by substantially all our existing and future, direct and indirect, wholly-owned material restricted domestic subsidiaries, subject to certain exceptions. The 7.625% Notes are required to be fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Term Loan Facility and ABL Facility. Subsequent to the July acquisition described above, Natural Balance is expected to become a guarantor subsidiary under our debt agreements.

Maturities

As of July 28, 2013, scheduled maturities of long-term debt (representing debt under the Term Loans and 7.625% Notes) are as follows (in millions)(1):

2014 (remainder)	$—
2015	26.4
2016	26.4
2017	26.4
2018	2,528.2
Thereafter	1,300.0

(1)	Does not reflect any excess cash flow or other principal prepayments that may be required under the terms of the senior secured term loan credit agreement, as described above.

Restrictive and Financial Covenants

The Term Loan Facility, ABL Facility and indenture related to our 7.625% Notes contain restrictive covenants. See “Note 5. Short-Term Borrowings and Long-Term Debt” to our consolidated financial statements in our 2013 Annual Report for additional information regarding the covenants.

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of July 28, 2013. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations” in our 2013 Annual Report.

Cash Flow

During the three months ended July 28, 2013, our cash and cash equivalents decreased by $509.1 million and during the three months ended July 29, 2012, our cash and cash equivalents decreased by $130.4 million.

	Three Months Ended
	July 28,	July 29,
	2013	2012
	(in millions)
Net cash used in operating activities	$(53.8)	$(0.8)
Net cash used in investing activities	(380.5)	(37.4)
Net cash used in financing activities	(75.5)	(91.1)

Operating Activities

Cash used in operating activities was $53.8 million for the three months ended July 28, 2013, compared to cash used by operating activities of $0.8 million for the three months ended July 29, 2012. This change was driven by higher inventories due to lower volume of sales and timing of production, the $16.6 million payment related to the judgment in the Fresh Del Monte Produce, Inc. litigation, and higher cash taxes.

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

Investing Activities

Cash used in investing activities was $380.5 million for the three months ended July 28, 2013 and $37.4 million for the three months ended July 29, 2012. During the three months ended July 28, 2013, we used $337.5 million for the acquisition of Natural Balance and $14.6 million to acquire a minority equity interest in a co-packer of some of our dog products. Capital spending was $28.4 million for the three months ended July 28, 2013 compared to $25.4 million for the three months ended July 29, 2012. In addition, we paid approximately $12.0 million for the purchase of a fruit processing plant and warehouse facility based in Yakima County, Washington out of the bankruptcy estate of Snokist Growers during the three months ended July 29, 2012. Capital spending for the remainder of fiscal 2014 is expected to be approximately $70 million to $90 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities

During the first three months of fiscal 2014, we made $74.5 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013.

During the first three months of fiscal 2013, we made $91.1 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. Accordingly, we have included the enhanced footnote disclosure in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. See “Note 9. Accumulated Other Comprehensive Loss.”

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

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 2. Significant Accounting Policies” to our consolidated financial statements in our 2013 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions, making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended July 28, 2013 and July 29, 2012 resulted in no significant adjustments to our estimates relating to trade promotion liability.

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

Amortizing Brands and customer relationships are amortized over their estimated lives. We review the asset groups containing Amortizing Brands and customer relationships (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the book value of an asset group may not be recoverable. An asset or asset group is considered impaired if its book value exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Our annual impairment tests occur during the fourth quarter of our fiscal year. Non-Amortizing Brands are considered impaired if the book value exceeds the estimated fair value. The goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of each reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment.

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

We did not recognize any impairment charges for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three months ended July 28, 2013 and July 29, 2012. In connection with the acquisition of Natural Balance, we recorded $146.6 million of goodwill, $123.3 million of Non-Amortizing Brands and $157.1 million of customer relationships. As of July 28, 2013, we had $2,266.3 million of goodwill, $1,994.7 million of Non-Amortizing Brands, $68.7 million of Amortizing Brands, net of amortization and $928.5 million of customer relationships, net of amortization. The Pet Products segment has 94% of the goodwill and 70% of the Non-Amortizing Brands. The Del Monte brand itself, which is included in the Consumer Products segment, comprises 28% of Non-Amortizing Brands. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 38% of Non-Amortizing Brands.

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

For fiscal 2014, expected return on assets for our qualified DB plan exceeds service and interest costs, resulting in a net credit of approximately $2.1 million to pension expense. We recognized a net credit of approximately $0.5 million during the three months ended July 28, 2013 and estimate we will recognize an additional credit of approximately $1.6 million during the remainder of fiscal 2014. During the three months ended July 28, 2013, we recognized other benefits expense of $1.1 million. Our remaining fiscal 2014 other benefits expense is currently estimated to be approximately $3.3 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Subsequent to the Merger, Parent has issued to certain of our executive officers and other employees service-based stock options and performance-based stock options and restricted common stock. Service-based stock options generally vest in equal annual installments over a four or five-year period and generally have a ten-year term until expiration. Performance-based stock options granted prior to fiscal 2013 initially were to vest only if certain pre-determined performance criteria are met and also have a ten-year term. Certain shares of restricted common stock vested immediately, while certain other shares vest in equal annual installments over a three-year period.

Our Post Merger Stock Option Assumptions. We measure stock option expense for both service-based options and performance-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted during the three months ended July 28, 2013 was $2.0 million. The fair value of performance-based stock options granted during the three months ended July 28, 2013 was $1.0 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during the three months ended July 28, 2013:

	Service-based	Performance-based
	Options	Options
Expected life (in years)	5.9	5.9
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.03%	1.03%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$5.95	$5.95
Weighted average option value	$2.57	$2.57

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 28, 2013 and July 29, 2012, we experienced no significant adjustments to our estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other price and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of July 28, 2013, we had both cash flow and economic hedges.

During the first quarter of fiscal 2014, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $27.3 million and non-current liabilities of $25.6 million at July 28, 2013. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $28.4 million and non-current liabilities of $33.5 million at April 28, 2013.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average (which were zero), a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $3.8 million for the three months ended July 28, 2013.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. We account for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of the derivative gains and losses was deferred in equity and recognized as part of costs of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense.

On July 28, 2013, the fair values of our commodities hedges were recorded as current assets of $4.9 million and current liabilities of $6.5 million. On April 28, 2013, the fair values of our commodities hedges were recorded as current assets of $3.8 million and current liabilities of $10.6 million.

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

	July 28,	April 28,
	2013	2013
Effect of a hypothetical 10% change in market price :
Commodity contracts	$23.5	$26.4

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We account for these contracts as either economic or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion was recognized as other (income) expense. As of July 28, 2013, we did not have any outstanding Canadian dollar currency hedges because we believe it is not in our best interest at this time. We may again in the future enter into Canadian dollar forward contracts.

As of July 28, 2013, the fair values of our foreign currency hedges were recorded as current assets of $1.4 million. As of April 28, 2013, we did not have any outstanding foreign currency hedges because we did not believe it was not in our best interest at the time. The table below (in millions) presents our foreign currency derivative contracts as of July 28, 2013 and April 28, 2013. All of the foreign currency derivative contracts held on July 28, 2013 are scheduled to mature prior to the end of fiscal 2015.

	July 28, 2013	April 28, 2013
Contract amount (Mexican pesos)	$17.9	$—

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges is as follows (in millions):

	July 28, 2013	April 28, 2013
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(1.7)	n/a

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

Forward-looking statements are based on our plans, estimates, expectations and assumptions as of the date of this Quarterly Report on Form 10-Q, and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Accordingly, you should not place undue reliance on them. A detailed discussion of the known risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our 2013 Annual Report. Such risks and uncertainties include matters relating to:

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	competition, including pricing and promotional spending levels by competitors;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•	our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings and shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

•	our ability to implement productivity initiatives to control or reduce costs;

•	cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, fruits, vegetables, tomatoes, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals;

•	logistics and other transportation-related costs;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	currency and interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	contaminated ingredients;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	transformative plans;

•	strategic transaction endeavors, if any, including identification of appropriate targets and successful implementation;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including packaging and labeling regulations, environmental regulations and import/export regulations or duties;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	failure of our information technology systems;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect crop yields or other inputs or otherwise disrupt operations;

•	any disruption to our manufacturing or supply chain, particularly any disruption in or shortage of seasonal pack;

•	impairments in the book value of goodwill or other intangible assets;

•	risks associated with foreign operations;

•	pension costs and funding requirements;

•	currency and interest rate fluctuations;

•	negative comments posted on social media which may influence consumers’ perception of our brands;

•	protecting our intellectual property rights or intellectual property infringement or violation claims; and

•	the control of substantially all of our common stock by a group of private investors and conflicts of interest potentially posed by such ownership.

All forward-looking statements in this Quarterly Report on Form 10-Q are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) NONE.

(b) NONE.

(c) NONE.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2013 Annual Report for a description of the restrictions on our ability to pay dividends.

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

Dated: September 11, 2013