Form 10-Q
period 2013-10-27
DEL MONTE CORP
filed 2013-12-09
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2013

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on December 6, 2013 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	October 27,	April 28,
	2013	2013
	(unaudited)	(derived from audited financial statements) See Note 1
ASSETS
Cash and cash equivalents	$13.4	$581.4
Trade accounts receivable, net of allowance	126.4	96.9
Inventories, net	209.5	168.8
Prepaid expenses and other current assets	89.5	70.6
Discontinued operations-assets	2,310.3	2,085.2

Total current assets	2,749.1	3,002.9
Property, plant and equipment, net	368.2	357.2
Goodwill	2,113.0	1,976.1
Intangible assets, net	2,178.9	1,919.8
Other assets, net	111.0	107.1

Total assets	$7,520.2	$7,363.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	$322.8	$329.5
Short-term borrowings	156.2	—
Current portion of long-term debt	13.2	74.5
Discontinued operations-liabilities	467.5	346.4

Total current liabilities	959.7	750.4
Long-term debt, net of discount	3,890.0	3,902.7
Deferred tax liabilities	1,005.1	965.6
Other non-current liabilities	139.3	150.5

Total liabilities	5,994.1	5,769.2

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,594.3	1,590.0
Accumulated other comprehensive loss	(15.8)	(16.4)
Retained earnings (accumulated deficit)	(52.4)	20.3

Total stockholder’s equity	1,526.1	1,593.9

Total liabilities and stockholder’s equity	$7,520.2	$7,363.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Net sales	$552.0	$497.0	$1,033.0	$955.3
Cost of products sold	355.7	328.5	657.8	639.7

Gross profit	196.3	168.5	375.2	315.6
Selling, general and administrative expense	124.5	111.4	237.2	230.4

Operating income	71.8	57.1	138.0	85.2
Interest expense	58.8	61.1	118.4	126.2
Other income, net	(1.2)	(2.9)	(9.6)	(27.2)

Income (loss) from continuing operations before income taxes	14.2	(1.1)	29.2	(13.8)
Provision (benefit) for income taxes	8.0	(0.2)	16.4	(6.8)

Income (loss) from continuing operations	6.2	(0.9)	12.8	(7.0)
Income (loss) from discontinued operations before income taxes	(162.2)	49.9	(142.7)	69.0
Provision (benefit) for income taxes	(63.3)	19.4	(57.1)	26.1

Income (loss) from discontinued operations	(98.9)	30.5	(85.6)	42.9

Net income (loss)	$(92.7)	$29.6	$(72.8)	$35.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Net income (loss)	$(92.7)	$29.6	$(72.8)	$35.9

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.2)	0.4	(0.3)	—
Pension and other postretirement benefits adjustments:
Prior service (cost) credit arising during the period, net of tax	(0.2)	—	(0.4)	—
Gain (loss) on cash flow hedging instruments, net of tax	0.2	(0.8)	1.3	(0.8)

Total other comprehensive income (loss)	(0.2)	(0.4)	0.6	(0.8)

Comprehensive income (loss)	$(92.9)	$29.2	$(72.2)	$35.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Six Months Ended
	October 27,	October 28,
	2013	2012
Operating activities:
Net income (loss)	$(72.8)	$35.9
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	74.5	80.3
Deferred taxes	(61.1)	13.8
Write off of debt issuance cost	1.7	2.9
Loss on asset disposals	1.1	1.6
Stock compensation expense	6.5	4.8
Unrealized gain on derivative financial instruments	(22.6)	(38.0)
Impairment on assets held for sale	193.8	—
Other items, net	(0.6)	—
Changes in operating assets and liabilities	(383.6)	(202.8)

Net cash used in operating activities	(263.1)	(101.5)

Investing activities:
Capital expenditures	(47.6)	(42.2)
Net proceeds from asset disposals	0.1	—
Cash used in business acquisition, net of cash acquired	(335.0)	—
Payment for asset acquisition	—	(12.0)
Purchase of equity method investment	(14.6)	—

Net cash used in investing activities	(397.1)	(54.2)

Financing activities:
Proceeds from short-term borrowings	225.3	4.6
Payments on short-term borrowings	(70.1)	(3.3)
Principal payments on long-term debt	(74.5)	(91.1)
Capital contribution, net	0.1	—

Net cash provided by (used in) financing activities	80.8	(89.8)

Effect of exchange rate changes on cash and cash equivalents	0.8	(1.0)
Net change in cash and cash equivalents	(578.6)	(246.5)
Cash and cash equivalents at beginning of period	594.2	402.8

Cash and cash equivalents at end of period	$15.6	$156.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 27, 2013 and October 28, 2012 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 27, 2013 and October 28, 2012 each reflect periods that contain 26 weeks.

Del Monte is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market. The Company’s pet food and pet snacks brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names, and food brands include Del Monte, Contadina, College Inn, S&W and other brand names. The Company has one reportable segment: Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment; which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products; is now reported as discontinued operations. See Discontinued Operations and Assets Held for Sale below for details on the planned divestiture.

The accompanying unaudited condensed consolidated financial statements of Del Monte as of October 27, 2013 and for the three and six months ended October 27, 2013 and October 28, 2012 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K (“2013 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 27, 2013 are not necessarily indicative of the results expected for the fiscal year ending April 27, 2014.

As described in Note 5, on July 15, 2013, DMC completed the acquisition of 100% of the voting interest of Natural Balance Pet Foods, Inc. (“Natural Balance”), maker of premium pet food for dogs and cats sold throughout North America. The financial results of Natural Balance are reported within the Pet Products segment.

On July 11, 2013, the Company purchased a minority equity interest in a co-packer of some of the Company’s dog products for $14.6 million. While the Company exercises significant influence over the co-packer, it does not hold a controlling interest in the company. As such, the investment is accounted for under the equity method and is stated at cost plus the Company’s share of undistributed earnings.

Discontinued Operations and Assets Held for Sale

On October 9, 2013, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, the Company will sell to the Acquiror the interests of certain subsidiaries related to the Company’s Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror will also assume related liabilities (other than certain specified excluded liabilities). The transaction is expected to close by early calendar year 2014. After closing, the Company expects to have continuing involvement with the

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

Acquiror under the terms of the transition services agreement and expects to have continuing cash flows with the discontinued operation for at least 12 months after the transaction close date. Management assessed the nature of its continuing involvement, which includes providing continued administrative, information technology, and accounting service functions during the term of the agreement, and continuing cash flows and determined them not to be significant.

Accordingly, the results of the Consumer Products Business have been reported as discontinued operations for all periods presented. Expenses allocated to discontinued operations are limited to selling, administrative and distribution expenses that were directly attributable to the Consumer Products Business. Consequently, certain expenses that have historically been allocated to the Consumer Business are not included in discontinued operations. The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Condensed Consolidated Statements of Cash Flows for all periods presented. The results of operations for the Consumer Products Business were previously reported as the Consumer Products segment.

Any net proceeds not committed for reinvestment within 12 months of the transaction closing date would be required to be used to repay debt. As such, interest expense has not been allocated to discontinued operations. The ability to reinvest the net proceeds from the sale will be dependent upon the availability of suitable opportunities.

All subsequent footnote disclosures represent continuing operations with the exception of Note 4 which details the assets and liabilities of discontinued operations as well as results of operations for discontinued operations.

Note 2. Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. Accordingly, the Company has included the enhanced disclosure in Note 10.

In March 2013, the FASB issued an ASU to clarify the applicable guidance for the release of foreign currency cumulative translation adjustments under GAAP. The amended guidance clarifies when cumulative translation adjustments should be released into net income in connection with (i) the loss of a controlling financial interest in a subsidiary or group of assets within a foreign entity or (ii) the partial sale of an equity method investment that is a foreign entity. The amended guidance also clarifies the types of events that result in the sale of an investment in a foreign entity. The Company is required to adopt this amended guidance prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued an ASU to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. The Company is required to adopt this amended guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued an ASU permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate (“LIBOR”). In addition, the restriction on using different benchmark rates for similar hedges is removed. The Company is required to adopt these provisions prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

Note 3. Supplemental Financial Statement Information

	October 27,	April 28,
	2013	2013
	(in millions)
Trade accounts receivable, net of allowance:
Trade	$126.4	$96.9
Allowance for doubtful accounts	—	—

Total	$126.4	$96.9

Inventories, net:
Finished products	$172.7	$138.6
Raw materials and in-process materials	24.1	18.8
Packaging materials and other	12.7	11.4

Total	$209.5	$168.8

Prepaid expenses and other current assets:
Prepaid expenses	$42.7	$30.0
Other current assets	46.8	40.6

Total	$89.5	$70.6

Property, plant and equipment, net:
Land and land improvements	$12.6	$12.4
Buildings and leasehold improvements	127.6	122.1
Machinery and equipment	232.5	222.9
Computers and software	49.8	47.2
Construction in progress	41.3	33.1

	463.8	437.7
Accumulated depreciation	(95.6)	(80.5)

Total	$368.2	$357.2

Accounts payable and accrued expenses:
Accounts payable – trade	$160.8	$153.8
Marketing, advertising and trade promotion	53.9	35.2
Accrued benefits, payroll and related costs	32.3	45.6
Accrued interest	32.3	33.7
Current portion of pension liability	6.6	10.0
Other current liabilities	36.9	51.2

Total	$322.8	$329.5

Other non-current liabilities:
Accrued postretirement benefits	$56.0	$55.6
Pension liability	25.0	25.7
Long-term hedge payable	21.0	33.5
Other non-current liabilities	37.3	35.7

Total	$139.3	$150.5

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(1.1)	$(0.8)
Pension and other postretirement benefits adjustments, net of tax	(9.5)	(9.1)
Gain (loss) on cash flow hedging instruments, net of tax	(5.2)	(6.5)

Total accumulated other comprehensive loss	$(15.8)	$(16.4)

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

Note 4. Discontinued Operations

Net sales from discontinued operations were $462.8 million and $805.7 million for the three and six months ended October 27, 2013, respectively, and were $512.7 million and $875.5 million for the three and six months ended October 28, 2012, respectively. Income (loss) from discontinued operations before income taxes was $(162.2) million and $(142.7) million for the three and six months ended October 27, 2013, respectively, and was $49.9 million and $69.0 million for the three and six months ended October 28, 2012, respectively.

Assets and liabilities of discontinued operations include the following (in millions):

	October 27,	April 28,
	2013	2013
Cash and cash equivalents	$2.2	$12.8
Trade accounts receivable, net of allowance	141.2	94.8
Inventories, net	940.6	553.3
Prepaid expenses and other assets	75.7	69.5
Property, plant and equipment, net	337.3	406.7
Goodwill	143.6	143.6
Intangible assets, net	669.7	804.5

Total discontinued operations – assets	$2,310.3	$2,085.2

Accounts payable and accrued expenses	$316.8	$197.7
Short-term borrowings	2.2	3.2
Pension and other post-retirement liabilities	98.4	96.8
Other liabilities	50.1	48.7

Total discontinued operations – liabilities	$467.5	$346.4

The assets and liabilities are classified as held for sale and reflected at fair value less costs to sell. During the three months ended October 27, 2013, a non-cash impairment charge of $193.8 million was recognized in income (loss) from discontinued operations before income taxes in the Condensed Consolidated Statements of Operations. The impairment was allocated between net property, plant, and equipment and net intangible assets based on the relative book value.

Deferred tax assets and liabilities, which result in future taxable or deductible amounts for the assets and liabilities related to the Consumer Products Business’ domestic operations, were not allocated to discontinued operations in accordance with GAAP.

Under the Purchase Agreement, the Acquiror will assume all known or potential future legal liabilities related to the Consumer Products Business at the closing date. See Note 11 for a summary of current legal proceedings.

Note 5. Natural Balance Acquisition

On July 15, 2013, DMC completed the acquisition of 100% of the voting interest of Natural Balance, a California corporation and maker of premium pet food for dogs and cats sold throughout North America. The total cost of the Natural Balance acquisition as of October 27, 2013 was $331.8 million and included an initial $341.1 million cash payment (including $26.2 million paid into an escrow account) and contingent consideration of $0.3 million, reduced by an estimated working capital adjustment of approximately $9.6 million. The total cost of the acquisition is subject to a post-closing working capital adjustment which was initially due from the Company 90 days after closing (see discussion below). Final agreement of the working capital adjustment with the seller may not occur until more than 180 days after closing.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

As of October 27, 2013, the Company recorded an adjustment to certain working capital accounts as of the acquisition date and a corresponding receivable for the working capital adjustment as referred to above. Refinements to the fair values of the assets acquired and liabilities assumed (including property, plant and equipment, goodwill and accrued expenses as well as the working capital adjustment) are expected to be recorded as the Company receives further information during the remainder of fiscal 2014.

The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed, reflective of the working capital adjustments referred to above is as follows (in millions):

July 15, 2013
Cash and cash equivalents	$3.9
Trade accounts receivable	10.9
Inventories	25.2
Prepaid expenses and other current assets	0.4
Property, plant and equipment	5.1
Goodwill	136.9
Identifiable intangible assets	280.7
Deferred tax assets	3.0
Other assets	1.9

Total assets acquired	468.0

Accounts payable and accrued expenses	20.7
Other current liabilities	2.1
Deferred tax liabilities	109.9
Other non-current liabilities	3.2
Contingent consideration	0.3

Total liabilities assumed	136.2

Net assets acquired	$331.8

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

Goodwill is not expected to be deductible for tax purposes. All of the goodwill of $136.9 million was assigned to the Pet Products segment.

The Company executed the acquisition of Natural Balance with the objective of complementing the Company’s substantial pet products portfolio because Natural Balance operates in the high growth pet specialty channel.

The results of operations for Natural Balance are included in the Pet Products segment beginning July 15, 2013. The acquired business contributed net sales of $75.7 million from the acquisition date to October 27, 2013. The following unaudited pro forma financial information presents the combined results of operations of the Company, including Natural Balance, as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations (in millions):

	Six Months Ended
	(unaudited)
	October 27,	October 28,
	2013	2012
Net sales	$1,083.2	$1,081.9
Income (loss) from continuing operations before income taxes	29.8	(18.4)
Income (loss) from continuing operations	13.1	(9.9)

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	October 27,	April 28,
	2013	2013
Goodwill	$2,113.0	$1,976.1

Non-amortizable intangible assets:
Trademarks	$1,389.9	$1,266.6

Amortizable intangible assets:
Trademarks	39.3	39.3
Customer relationships	852.7	695.3

	892.0	734.6
Accumulated amortization	(103.0)	(81.4)

Amortizable intangible assets, net	789.0	653.2

Total intangible assets, net	$2,178.9	$1,919.8

During the six months ended October 27, 2013, the Company’s goodwill and intangible assets increased by a total of $417.6 million, with a $123.3 million and $157.4 million increase for non-amortizable trademarks and customer relationships, respectively, and a $136.9 million increase for goodwill, due to the Natural Balance acquisition (see Note 5). Further, changes to goodwill or intangible assets may be recorded as the purchase price allocations are finalized through the remainder of fiscal 2014.

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Amortization expense	$11.8	$9.5	$21.6	$19.0

Customer relationships acquired during the period were classified as amortizable intangible assets, and had a weighted average amortization period of 17.1 years. Trademarks acquired during the period were classified as non-amortizable intangible assets.

As of October 27, 2013, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2014 (remainder)	$23.6
2015	47.3
2016	47.1
2017	46.7
2018	46.7
2019 and thereafter	577.6

Note 7. Derivative Financial Instruments

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

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument for which the change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of October 27, 2013, the Company had both cash flow and economic hedges.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

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

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. Swaps are recorded as an asset or liability in the Company’s Condensed Consolidated Balance Sheets at fair value. Any gains and losses on economic hedges are recorded as an adjustment to other (income) expense.

As of October 27, 2013, the following economic hedge swaps were outstanding:

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

The table below presents the notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	October 27,	April 28,
	2013	2013
Commodity contracts	$187.1	$269.4

Foreign Currency: The Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense. Changes in the value of the economic hedges are recorded directly in earnings. As of October 27, 2013, the Company did not have any outstanding foreign currency hedges because the Company did not believe it was in its best interest at the time. The Company may again in the future enter into foreign currency forward contracts.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of October 27, 2013 was as follows (in millions):

Derivatives in economic hedging relationships	Asset derivatives			Liability derivatives
	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$21.0
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	26.7
Commodity and other contracts	Prepaid expenses and other current assets	9.3	(1)	Accounts payable and accrued expenses	10.6	(2)

Total		$9.3			$58.3

(1)	Includes $3.2 million of commodity contracts (asset derivatives) designated as cash flow hedges.
(2)	Includes $9.9 million of commodity contracts (liability derivatives) designated as cash flow hedges.

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of April 28, 2013 was as follows (in millions):

Derivatives in economic hedging relationships	Asset derivatives			Liability derivatives
	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$33.5
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	28.4
Commodity and other contracts	Prepaid expenses and other current assets	3.8	(1)	Accounts payable and accrued expenses	10.6	(2)

Total		$3.8			$72.5

(1)	Includes $0.3 million of commodity contracts (asset derivatives) designated as cash flow hedges.
(2)	Represents commodity contracts (liability derivatives) designated as cash flow hedges.

The effect of the Company’s economic hedges on other (income) expense in the Condensed Consolidated Statements of Operations for the periods indicated below was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Interest rate contracts	$2.1	$1.9	$0.2	$9.2
Commodity and other contracts	(1.7)	(5.8)	(8.3)	(40.5)

Included in other (income) expense	$0.4	$(3.9)	$(8.1)	$(31.3)

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six months ended October 27, 2013 was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI			(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months	Six Months		Three Months	Six Months		Three Months	Six Months
	Ended	Ended		Ended	Ended		Ended	Ended
	October 27, 2013	October 27, 2013	Location of (gain) loss reclassified in AOCI	October 27, 2013	October 27, 2013		October 27, 2013	October 27, 2013
Interest rate contracts	$—	$—	Interest expense	$—	$—	Other (income) expense	$—	$—
Commodity contracts	(1.6)	(1.6)	Cost of products sold	2.2	1.9	Other (income) expense	(1.3)	(1.6)

Total	$(1.6)	$(1.6)		$2.2	$1.9		$(1.3)	$(1.6)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six months ended October 28, 2012 was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI		Location of (gain) loss reclassified in AOCI	(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months	Six Months		Three Months	Six Months		Three Months	Six Months
	Ended	Ended		Ended	Ended		Ended	Ended
	October 28, 2012	October 28, 2012		October 28, 2012	October 28, 2012		October 28, 2012	October 28, 2012
Commodity contracts	$(1.4)	$(1.4)	Cost of products sold	$—	$—	Other (income) expense	$(0.1)	$(0.1)

Total	$(1.4)	$(1.4)		$—	$—		$(0.1)	$(0.1)

At October 27, 2013, $6.3 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

Note 8. Fair Value Measurements

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
Description	October 27, 2013	April 28, 2013	October 27, 2013	April 28, 2013	October 27, 2013	April 28, 2013
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	7.3	2.1	2.0	1.7	—	—

Total	$7.3	$2.1	$2.0	$1.7	$—	$—

Liabilities
Interest rate contracts	$—	$—	$47.7	$61.9	$—	$—
Commodity and other contracts	10.6	5.2	—	5.4	—	—

Total	$10.6	$5.2	$47.7	$67.3	$—	$—

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

As of October 27, 2013, the book value of the Company’s floating rate debt instruments approximates fair value. The Company uses Level 2 inputs to estimate the fair value of such debt. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

Senior Notes	October 27, 2013	April 28, 2013
Book value	$1,300.0	$1,300.0
Fair value	$1,358.5	$1,381.3

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are available to investors through certain brokerage firms, the Company has classified this debt as Level 2 of the fair value hierarchy.

Note 9. Retirement Benefits

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

	Pension Benefits		Other Benefits
	Three Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$1.7	$1.7	$0.1	$0.1
Interest cost on projected benefit obligation	1.9	2.1	0.6	0.9
Expected return on plan assets	(3.3)	(3.2)	—	—
Net (loss) gain amortization	—	—	(0.3)	—

Net periodic benefit cost	$0.3	$0.6	$0.4	$1.0

	Pension Benefits		Other Benefits
	Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$3.5	$3.5	$0.1	$0.2
Interest cost on projected benefit obligation	3.7	4.1	1.3	1.8
Expected return on plan assets	(6.7)	(6.4)	—	—
Net (loss) gain amortization	—	—	(0.6)	—

Net periodic benefit cost	$0.5	$1.2	$0.8	$2.0

Note 10. Accumulated Other Comprehensive Loss

The following table summarizes the reclassifications from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations for the three and six months ended October 27, 2013 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended October 27, 2013	Six Months Ended October 27, 2013
Gains on cash flow hedges:
Commodity contracts	$2.2	$1.9		Cost of products sold

	2.2	1.9		Total before tax

	0.8	0.7		Benefit for income taxes

	$1.4	$1.2		Net of tax

Defined benefit plan items:
Amortization of prior service benefits	$0.3	$0.7	(1)
Amortization of actuarial losses	(0.3)	(0.6	)(1)

	—	0.1		Total before tax

	—	—		Benefit for income taxes

Total reclassifications	$—	$0.1		Net of tax

(1)	These accumulated and other comprehensive income (loss) components are included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for additional information.

Note 11. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2013 Annual Report.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

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

On April 19, 2013, Plaintiff filed a complaint on behalf of himself and all other similarly situated employees in Superior Court of California, Alameda County (Montgomery v. Del Monte) alleging, inter alia, failure to provide meal and rest periods and pay wages properly in violation of various California wage and hour statutes. On May 24, 2013, Plaintiff filed its First Amended Complaint. The Court granted the parties’ Application to Transfer to Kings County on June 14, 2013. Mediation has been scheduled for March 20, 2014. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri (Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The complaint seeks certification as a class action. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed its Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013. The Motion to Stay was granted the same day it was filed. On May 6, 2013, Plaintiffs filed their Opposition to Defendant’s Motion to Transfer. The Company filed its Reply in Support of its Motion to Transfer on May 23, 2013. The Court denied the Company’s Motion to Transfer on July 22, 2013. The Company filed its Answer on August 13, 2013 and discovery has commenced. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

On September 6, 2012, October 12, 2012 and October 16, 2012, three separate putative class action complaints were filed against the Company in U.S. District Court for the Northern District of California (Langone v. Del Monte, Ruff v. Del Monte, and Funke v. Del Monte, respectively) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaints allege that Plaintiffs’ dogs became ill as a result of consumption of Chicken Jerky Treats. The complaints also allege that the Company breached its warranties and California’s consumer protection laws. Each of the complaints seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On December 18, 2012, Plaintiffs filed a motion to relate and consolidate the Langone, Ruff and Funke matters. The Company agreed that the cases are related but argued in its response that they should not be consolidated. The Court ordered the cases are related in an Order on January 24, 2013. In the Langone case, the Company filed a Motion to Transfer/Dismiss on February 1, 2013. Plaintiff in the Langone matter voluntarily dismissed his Complaint without prejudice on February 21, 2013 and re-filed in the U.S. District Court for the Western District of Pennsylvania on May 21, 2013. The Company filed its Motion to Dismiss in the Langone case with the U.S. District Court for the Western District of Pennsylvania on August 2, 2013. The individual claims in the Langone case were settled for a de minimus amount, and a stipulation to dismiss with prejudice was filed on November 25, 2013. On April 9, 2013, the Court transferred Ruff and Funke to the U.S. District Court for the Western District of Pennsylvania but denied without prejudice Defendant’s motions to consolidate and dismiss. On April 23, 2013, the Company filed its Motion to Dismiss in Ruff and Funke with the U.S. District Court for the Western District of Pennsylvania and its Reply in Support of its Motion to Dismiss in both cases on June 3, 2013. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

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

On September 28, 2011, a complaint was filed against the Company by the Environmental Law Foundation in California Superior Court for the County of Alameda alleging violations of California Health and Safety Code sections 25249.6 et seq. (commonly known as “Proposition 65”). Specifically, the Plaintiff alleges that the Company violated Proposition 65 by distributing certain pear, peach and fruit cocktail products without providing warnings required by Proposition 65. The Plaintiff seeks injunctive relief, damages in an unspecified amount and attorneys’ fees. Trial commenced on April 8, 2013 and closing oral arguments were heard on May 16, 2013. The Judge issued his final decision on July 31, 2013, finding that the Defendants proved their case under the Proposition 65 safe harbor defense, therefore the Company currently does not need to place Proposition 65 warning labels on the applicable food products. The Company will continue to deny these allegations and vigorously defend itself. The Plaintiff filed its appeal on September 24, 2013. The Defendants filed their Notice of Protective Cross Appeal on October 9, 2013. The Company cannot at this time estimate a range of exposure, if any, of the potential liability.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 27, 2013

(unaudited)

Note 12. Segment Information

The Company has a single reportable segment, Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment is now reported as discontinued operations (see Note 4).

The Company’s chief operating decision-maker, its CEO, reviews financial information presented on a consolidated basis accompanied by disaggregated information on operating income, for the operating segment and Corporate, for purposes of making decisions about resources to be allocated to the operating segment and in assessing financial performance. Corporate costs include those overhead costs not directly attributable to the operating segment as well as certain types of severance and non-cash costs. The chief operating decision-maker reviews assets of the Company on a consolidated basis only. The accounting policies of the operating segment are the same as those of the Company.

The following table presents financial information about the Company’s reportable segment (in millions):

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Operating income:
Pet Products	$84.1	$69.7	$164.5	$109.1
Corporate	(12.3)	(12.6)	(26.5)	(23.9)

Total	71.8	57.1	138.0	85.2
Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	58.8	61.1	118.4	126.2
Other (income) expense, net	(1.2)	(2.9)	(9.6)	(27.2)

Income (loss) from continuing operations before income taxes	$14.2	$(1.1)	$29.2	$(13.8)

The following table presents financial information about the Company’s former reportable segment classified in discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2013	2012	2013	2012
Discontinued operations:
Net sales	$462.8	$512.7	$805.7	$875.5
Income (loss) from discontinued operations before income taxes	(162.2)	49.9	(142.7)	69.0

Note 13. Related Party Transactions

See Note 14 of the 2013 Annual Report for a description of the Company’s related party transactions. As of October 27, 2013, there was a payable of $1.6 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. As of April 28, 2013, there was a payable of $1.7 million due to the managers related to the monitoring agreement. For the three and six months ended October 27, 2013, the Company paid $0.7 million and $1.4 million, respectively, to a KKR affiliate for rent related to leased administrative space in Pittsburgh, PA.

During the six months ended October 27, 2013, the Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance acquisition.

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

Corporate Overview

Our Business

Del Monte Corporation (“DMC”) and its consolidated subsidiaries (together, “Del Monte” or the “Company”) is one of the country’s largest producers, distributors and marketers of premium quality, branded pet products and food products for the U.S. retail market, with pet food and pet snack brands for dogs and cats such as Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names and food brands such as Del Monte, Contadina, College Inn, S&W, and other brand names. We have one reportable segment: Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment; which manufactures, markets and sells branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products; is now reported as discontinued operations. See Discontinued Operations below for details on the planned divestiture.

Discontinued Operations

On October 9, 2013, we entered into a Purchase Agreement (the “Purchase Agreement”) with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, we will sell to the Acquiror the interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror will also assume related liabilities (other than certain specified excluded liabilities). The transaction is expected to close by early calendar year 2014.

Accordingly, the results of the Consumer Products Business have been reported as discontinued operations for all periods presented. Expenses allocated to discontinued operations are limited to selling, administrative and distribution expenses that were directly attributable to the Consumer Products Business. Consequently, certain expenses that have historically been allocated to the Consumer Business are not included in discontinued operations. The reporting of Adjusted EBITDA under the Company’s 7.625% Notes Indenture and credit agreements continues on the same basis as in previous periods.

We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Condensed Consolidated Statements of Cash Flows in the accompanying financial statements for all periods presented. The results of operations for the Consumer Products Business were previously reported as the Consumer Products segment.

Any net proceeds not committed for reinvestment within 12 months of the transaction closing date would be required to be used to repay debt. The ability to reinvest the net proceeds from the sale will be dependent upon the availability of suitable opportunities.

The discussion below in Executive Overview and Results of Operations refers to continuing operations only, unless otherwise stated.

Natural Balance

On July 15, 2013, we completed the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”), maker of premium pet food for dogs and cats sold throughout North America. The total cost of the acquisition was $331.8 million. The financial results of Natural Balance are reported within the Pet Products segment.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Three Months Ended
	October 27,	October 28,
	2013	2012	Change	% Change	Volume (1)	Rate (2)
Net sales	$552.0	$497.0	$55.0	11.1%	7.6%	3.5%
Cost of products sold	355.7	328.5	$27.2	8.3%	9.8%	(1.5%)

Gross profit	196.3	168.5	$27.8	16.5%
Selling, general and administrative expense (“SG&A”)	124.5	111.4	$13.1	11.8%

Operating income	$71.8	$57.1	$14.7	25.7%

Gross margin	35.6%	33.9%
SG&A as a % of net sales	22.6%	22.4%
Operating income margin	13.0%	11.5%

	Six Months Ended
	October 27,	October 28,
	2013	2012	Change	% Change	Volume (1)	Rate (2)
Net sales	$1,033.0	$955.3	$77.7	8.1%	2.7%	5.4%
Cost of products sold	657.8	639.7	$18.1	2.8%	4.1%	(1.3%)

Gross profit	375.2	315.6	$59.6	18.9%
Selling, general and administrative expense	237.2	230.4	$6.8	3.0%

Operating income	$138.0	$85.2	$52.8	62.0%

Gross margin	36.3%	33.0%
SG&A as a % of net sales	23.0%	24.1%
Operating income margin	13.4%	8.9%

(1)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(2)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	October 27,	October 28,	October 27,	October 28,	October 27,
	2013	2012	2013	2012	2013
Adjusted EBITDA (3)	$142.0	$160.7	$281.5	$274.3	$594.9
Ratio of net debt to Adjusted EBITDA (4)	n/a	n/a	n/a	n/a	6.8	x

(3)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents, and includes both continuing and discontinued operations.

Executive Overview

Basis of Presentation – As discussed under “Corporate Overview – Discontinued Operations” above, the former Consumer Products segment is reported as discontinued operations for all periods presented. As a result, unless otherwise noted, the amounts discussed below are for continuing operations only.

In the second quarter of fiscal 2014, we had net sales of $552.0 million, operating income of $71.8 million and net income of $28.3 million, compared to net sales of $497.0 million, operating income of $57.1 million and net income of $29.6 million in the second quarter of fiscal 2013. Adjusted EBITDA was $142.0 million for the three months ended October 27, 2013 and $160.7 million for the three months ended October 28, 2012. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales increased by 11.1% for the quarter. This increase was driven by the Natural Balance acquisition, as well as net pricing (pricing net of trade spending). Elasticity (the volume declines associated with price increases) and other volume declines partially offset these increases.

Operating income for the quarter increased 25.7% as compared to the year-ago quarter. The increase in operating income was driven primarily by net pricing, partially offset by higher SG&A expense, including marketing expense.

Loss from discontinued operations before income taxes was $162.2 million as compared to income from discontinued operations of $49.9 million in the year-ago quarter. This decrease was driven by a non-cash impairment loss of $193.8 million recorded in the second quarter of fiscal 2014. Additionally, lower sales as well as higher marketing expense and higher raw product costs contributed to the decline.

Adjusted EBITDA (including both continuing and discontinued operations) decreased 11.6% as compared to the year-ago quarter. The positive impact of increased operating income was more than offset by the unfavorable impact of discontinued operations (exclusive of the non-cash impairment loss which does not impact Adjusted EBITDA) and the less favorable cash impact of hedging activities. Gains and losses on economic hedging positions are recorded as other (income) expense. The cash impact of all hedging activities is reflected in Adjusted EBITDA.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 27, 2013, compared to the results for the three and six months ended October 28, 2012 (in millions, except percentages).

Net sales

Net sales increased 11.1% for the three months ended October 27, 2013 compared to the three months ended October 28, 2012. Net sales increased 8.1% for the six months ended October 27, 2013 compared to the six months ended October 28, 2012. These increases were driven by the Natural Balance acquisition, as well as net pricing (pricing net of trade spending). Elasticity (the volume declines associated with price increases) and other volume declines partially offset these increases.

Cost of products sold

Cost of products sold for the three months ended October 27, 2013 was $355.7 million, an increase of $27.2 million, or 8.3%, compared to $328.5 million for the three months ended October 28, 2012. Cost of products sold for the six months ended October 27, 2013 was $657.8 million, an increase of $18.1 million, or 2.8%, compared to $639.7 million for the six months ended October 28, 2012. These increases were primarily due to higher volumes resulting from the Natural Balance acquisition. Productivity savings were largely offset by increased ingredient costs.

While the impact of economic hedge transactions is reflected in Corporate other (income) expense, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which began to impact cost of products sold in the current quarter. See other (income) expense below.

Gross margin

Our gross margin percentage for the three months ended October 27, 2013 increased 1.7 points to 35.6% compared to 33.9% for the three months ended October 28, 2012. Net pricing benefitted gross margin by 2.2 margin points and cost savings benefitted gross margin by 1.0 margin points. These increases were partially offset by a 1.5 margin point decrease due to product mix, driven by higher sales of lower-margin pet food.

Our gross margin percentage for the six months ended October 27, 2013 increased 3.3 points to 36.3% compared to 33.0% for the six months ended October 28, 2012. Net pricing benefitted gross margin by 3.5 margin points and cost savings benefitted gross margin by 0.8 margin points. These increases were partially offset by a 1.0 margin point decrease due to product mix, driven by higher sales of lower-margin pet food.

Selling, general and administrative expense

SG&A expense for the three months ended October 27, 2013 was $124.5 million, an increase of $13.1 million, or 11.8%, compared to $111.4 million for the six months ended October 28, 2012. This increase was primarily driven by the Natural Balance acquisition, including transaction costs and the amortization of intangibles, as well as higher marketing expense.

SG&A expense for the six months ended October 27, 2013 was $237.2 million, an increase of $6.8 million, or 3.0%, compared to $230.4 million for the six months ended October 28, 2012. This increase was primarily driven by the Natural Balance acquisition, including transaction costs and the amortization of intangibles, partially offset by lower marketing expense as we lap the new product introduction expenses incurred in the prior year.

Operating income

	Three Months Ended
	October 27,	October 28,
	2013	2012	Change	% Change
Operating income:
Pet Products	$84.1	$69.7	$14.4	20.7%
Corporate (1)	(12.3)	(12.6)	0.3	(2.4%)

Total	$71.8	$57.1	$14.7	25.7%

	Six Months Ended
	October 27,	October 28,
	2013	2012	Change	% Change
Operating income:
Pet Products	$164.5	$109.1	$55.4	50.8%
Corporate (1)	(26.5)	(23.9)	(2.6)	10.9%

Total	$138.0	$85.2	$52.8	62.0%

(1)	See “Note 12. Segment Information” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of Corporate expenses.

Our Pet Products segment operating income increased by $14.4 million, or 20.7%, to $84.1 million for the three months ended October 27, 2013 from $69.7 million for the three months ended October 28, 2013. Net pricing and higher volume from Natural Balance contributed to the increase in operating income, partially offset by higher SG&A expense, including marketing expense. Productivity savings were largely offset by increased ingredient costs.

Our Pet Products segment operating income increased by $55.4 million, or 50.8%, to $164.5 million for the six months ended October 27, 2013 from $109.1 million for the six months ended October 28, 2012. Net pricing contributed to the increase in operating income, partially offset by the increase in SG&A costs described above. Productivity savings were largely offset by increased ingredient costs.

Our Corporate expenses decreased by $0.3 million, or 2.4%, during the three months ended October 27, 2013 compared to the prior year period. Our Corporate expenses increased by $2.6 million, or 10.9%, during the six months ended October 27, 2013 compared to the prior year period. This increase was primarily due to the transaction costs related to the Natural Balance acquisition.

Interest expense

Interest expense decreased by $2.3 million, or 3.8%, to $58.8 million for the three months ended October 27, 2013 from $61.1 million for the three months ended October 28, 2012. This decrease was primarily driven by a lower average debt balance as a result of the excess annual cash flow payments.

Interest expense decreased by $7.8 million, or 6.2%, to $118.4 million for the six months ended October 27, 2013 from $126.2 million for the six months ended October 28, 2012. This decrease was primarily driven by a lower average debt balance as a result of the excess annual cash flow payments.

Other (income) expense

Other income of $1.2 million for the three months ended October 27, 2013 was comprised primarily of gains on commodity hedging contracts partially offset by losses on interest rate swaps. Other income of $2.9 million for the three months ended October 28, 2012 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps.

Other income of $9.6 million for the six months ended October 27, 2013 was comprised primarily of gains on commodity hedging contracts. Other income of $27.2 million for the six months ended October 28, 2012 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended October 27, 2013 was 56.3% compared to 18.2% for the three months ended October 28, 2012. The effective tax rate for the prior year three month period was lower primarily due to the tax benefit for the period being impacted by an accrual for uncertain tax positions.

The effective tax rate for continuing operations for the six months ended October 27, 2013 was 56.2% compared to 49.3% for the six months ended October 28, 2012. The change in the effective tax rate for the six month period was primarily due to the prior year tax rate being benefited from a change in state tax law and an increase in the state tax rate in the current year.

The effective tax rates for continuing operations increased from previously reported rates as a result of the change in pre-tax income attributable to discontinued operations.

Income (loss) from discontinued operations

Loss from discontinued operations before income taxes was $162.2 million for the three months ended October 27, 2013 compared to income from discontinued operations before income taxes of $49.9 million for the three months ended October 28, 2012. Loss from discontinued operations, net of income taxes was $98.9 million for the three months ended October 27, 2013 compared to income from discontinued operations, net of income taxes of $30.5 million for the three months ended October 28, 2012. These changes were driven by a non-cash impairment loss of $193.8 million recorded in the second quarter of fiscal 2014. Additionally, lower sales as well as higher marketing expense and higher raw product costs contributed to the loss. Net pricing partially offset the loss.

Loss from discontinued operations before income taxes was $142.7 million for the six months ended October 27, 2013 compared to income from discontinued operations before income taxes of $69.0 million for the six months ended October 28, 2012. Loss from discontinued operations, net of income taxes was $85.6 million for the six months ended October 27, 2013 compared to income from discontinued operations, net of income taxes of $42.9 million for the six months ended October 28, 2012. These changes were driven by a non-cash impairment loss of $193.8 million recorded in the second quarter of fiscal 2014. Additionally, lower sales as well as higher marketing expense and higher raw product costs contributed to the loss. Net pricing partially offset the loss.

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

We caution investors that our presentation of Adjusted EBITDA and ratio of net debt to Adjusted EBITDA may not be comparable to similarly titled measures of other companies. We also caution investors that Adjusted EBITDA is currently presented on a basis consistent with prior periods, but the future presentation of Adjusted EBITDA, subsequent to the closing date of the sale of the Consumer Products Business, may differ from the current presentation.

The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012	October 27, 2013
Reconciliation:
Operating income—Quarter ended July 29, 2012	$—	$—	$—	$28.1	$—
Operating income—Quarter ended October 28, 2012	—	57.1	—	57.1	—
Operating income—Quarter ended January 27, 2013	—	—	—	—	65.1
Operating income—Quarter ended April 28, 2013	—	—	—	—	82.8
Operating income—Quarter ended July 28, 2013	—	—	66.2	—	66.2
Operating income—Quarter ended October 27, 2013	71.8		71.8	—	71.8
Discontinued operations before income taxes	(162.2)	49.9	(142.7)	69.0	(58.3)
Add back: Interest expense in discontinued operations	0.3	0.2	0.4	0.3	0.8
Other income (expense)	1.2	2.9	9.6	27.2	(7.8)
Adjustments to arrive at EBITDA:
Depreciation and amortization(1)	39.0	39.2	74.5	80.3	148.7
Amortization of debt issuance costs and debt discount(2)	(6.0)	(5.8)	(11.1)	(11.9)	(23.4)

EBITDA	(55.9)	143.5	68.7	250.1	345.9
Non-cash charges	0.5	1.4	1.1	1.6	3.4
Derivative transactions(3)	(0.7)	5.5	(2.9)	(2.1)	(1.7)
Non-cash stock based compensation	3.5	2.3	6.5	4.8	9.0
Non-recurring (gains) losses(4)	189.6	2.3	190.1	4.7	198.0
Merger-related items	1.1	—	8.7	—	8.7
Business optimization charges	2.8	3.6	5.1	10.5	21.7
Other	1.1	2.1	4.2	4.7	9.9

Adjusted EBITDA	$142.0	$160.7	$281.5	$274.3	$594.9

Net Debt(5)					$4,050.2
Ratio of net debt to Adjusted EBITDA					6.8	x

(1)	Includes $0.1 million, $3.0 million and $0.2 million of accelerated depreciation in the three months ended October 27, 2013 and October 28, 2013, and the trailing twelve months ended October 27, 2013, respectively, related to the closure of our Kingsburg, California facility. See “Note 18. Exit or Disposal Activities” to our consolidated financial statements in our 2013 Annual Report.
(2)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(3)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(4)	Includes a non-cash impairment loss of approximately $193.8 million for the three months, six months and trailing twelve months ended October 27, 2013 related to the former Consumer Products segment which is reported as discontinued operations.
(5)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents, and includes both continuing and discontinued operations.

Liquidity and Capital Resources

We have cash requirements that historically have varied based primarily on the timing of our inventory production for fruit, vegetable and tomato items. Inventory production relating to these items typically peaks during the first and second fiscal quarters. Our most significant cash needs relate to this seasonal inventory production associated with our Consumer Products Business, as well as to continuing cash requirements related to the production of our other products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility. Upon closing of the sale of the Consumer Products Business, we do not expect our future cash requirements to continue to reflect these seasonal fluctuations.

As of October 27, 2013 we had not made any contributions to our defined benefit pension plan for fiscal 2014. As of October 28, 2012, we had made contributions to our defined benefit pension plan of $15.0 million for fiscal 2013. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts during fiscal 2013 and 2012. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We will make a decision regarding fiscal 2014 contributions, if any, once the impact of the sale of the Consumer Products Business on the funded status of our defined benefit pension plan is known.

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

On July 15, 2013, we completed the acquisition of Natural Balance, a California corporation and maker of premium pet food for dogs and cats sold throughout North America. The total cost of the acquisition was $331.8 million. The total cost of the acquisition is subject to a post-closing working capital adjustment which was initially due from us 90 days after closing. Final agreement of the working capital adjustment with the seller may not occur until more than 180 days after closing.

Discontinued Operations

On October 9, 2013, we entered into a Purchase Agreement with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, we will sell to the Acquiror the interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror will also assume related liabilities (other than certain specified excluded liabilities). The transaction is expected to close by early calendar year 2014. Any net proceeds not committed for reinvestment within 12 months of the transaction closing date would be required to be used to repay debt. The ability to reinvest the net proceeds from the sale will be dependent upon the availability of suitable opportunities.

Our debt consists of the following, as of the dates indicated, (in millions)(1):

	October 27,	April 29,
	2013	2012
Short-term borrowings:
Revolver	$156.2	$—

Total short-term borrowings	$156.2	$—

Long-term debt:
Term Loan Facility	$2,607.4	$2,681.9
7.625% Notes	1,300.0	1,300.0

	3,907.4	3,981.9
Less unamortized discount	4.2	4.7
Less current portion	13.2	74.5

Total long-term debt	$3,890.0	$3,902.7

(1)	Includes continuing operations only.

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

Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 1.00%) or (ii) a base rate (with a floor of 2.00%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of October 27, 2013, the applicable margin with respect to LIBOR borrowings is 3.00% and with respect to base rate borrowings is 2.00%.

The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from March 31, 2013 to December 31, 2017. The balance is due in full on the maturity date of March 8, 2018. Under the Term Loan Facility, on June 27, 2013 we made a payment of $74.5 million representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of October 27, 2013, the amount of outstanding loans under the Term Loan Facility was $2,607.4 million and the blended interest rate payable was 4.00%, or 5.09% after giving effect to our interest rate swaps. See “Note 7. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Senior Secured Asset-Based Revolving Credit Agreement

Our senior secured asset-based revolving facility provides for senior secured financing of up to $750 million (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years. We maintain the ABL Facility for flexibility to fund our seasonal working capital needs, which are affected by, among other things, the growing cycle of the fruits, vegetables and tomatoes we process, and for other general corporate purposes. The vast majority of our fruit, vegetable and tomato inventories are produced during the harvesting and packing months of June through October and depleted through the remaining seven months. Accordingly, our need to draw on the ABL Facility may fluctuate significantly during the year. We do not expect this seasonal volatility in cash requirements to continue upon closing of the planned sale of the Consumer Products Business.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) the lesser of (1) 75% of the net book value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 8, 2016. We borrowed $222.2 million under our ABL Facility during the three and six months ended October 27, 2013 and repaid a total of $66.0 million. As of October 27, 2013, there was $156.2 million of loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $33.4 million and the net availability under the ABL Facility was $544.3 million. Following the closing date of the sale of the Consumer Products Business, we expect the net availability under the ABL Facility to decrease significantly as a result of the sale of receivables and inventory related to the Consumer Products Business.

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

Maturities

As of October 27, 2013, scheduled maturities of long-term debt (representing debt under the Term Loans and 7.625% Notes) are as follows (in millions)(1):

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of October 27, 2013. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part II, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations” in our 2013 Annual Report.

Cash Flow

During the six months ended October 27, 2013, our cash and cash equivalents decreased by $578.6 million and during the six months ended October 28, 2012, our cash and cash equivalents decreased by $246.5 million.

	Six Months Ended
	October 27,	October 28,
	2013	2012
	(in millions)
Net cash used in operating activities	$(263.1)	$(101.5)
Net cash used in investing activities	(397.1)	(54.2)
Net cash provided by (used in) financing activities	80.8	(89.8)

Operating Activities

Cash used in operating activities was $263.1 million for the six months ended October 27, 2013 compared to cash used by operating activities of $101.5 million for the six months ended October 28, 2012. This change was driven by higher inventories related to the Consumer Products Business (included in discontinued operations) due to lower volume of sales than the prior year, as well as higher cash taxes.

Typically, the cash requirements of the Consumer Products Business (in discontinued operations) vary significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories are produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, the vast majority of our total operating cash flow is generated during the second half of the fiscal year.

Investing Activities

Cash used in investing activities was $397.1 million for the six months ended October 27, 2013 and $54.2 million for the six months ended October 28, 2012. During the six months ended October 27, 2013, we used $335.0 million for the acquisition of Natural Balance and $14.6 million to acquire a minority equity interest in a co-packer for some of our dog products. Capital spending was $47.6 million for the six months ended October 27, 2013 compared to $42.2 million for the six months ended October 28, 2012. In addition, we paid approximately $12.0 million for the purchase of a fruit processing plant and warehouse facility based in Yakima County, Washington out of the bankruptcy estate of Snokist Growers during the three months ended July 29, 2012. Capital spending for the remainder of fiscal 2014 is expected to be up to $50 million to $70 million and is expected to be funded by cash on hand and cash generated by operating activities. The actual amount of capital spending for the remainder of fiscal 2014 could be impacted by the timing of the close of the sale of the Consumer Products Business.

Financing Activities

During the first six months of fiscal 2014, we borrowed a net of $155.2 million in short-term borrowings, primarily related to $156.2 million of net Revolver borrowings, as a result of incurring seasonal borrowing for operations. During the first six months of fiscal 2014, we made $74.5 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013.

During the first six months of fiscal 2013, we had net borrowings of $1.3 million on our short term borrowings and made $91.1 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2012, with early adoption permitted. Accordingly, we have included the enhanced disclosure in “Note 10. Accumulated Other Comprehensive Loss” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In March 2013, the FASB issued an ASU to clarify the applicable guidance for the release of foreign currency cumulative translation adjustments under GAAP. The amended guidance clarifies when cumulative translation adjustments should be released into net income in connection with (i) the loss of a controlling financial interest in a subsidiary or group of assets within a foreign entity or (ii) the partial sale of an equity method investment that is a foreign entity. The amended guidance also clarifies the types of events that result in the sale of an investment in a foreign entity. We are required to adopt this amended guidance prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued an ASU to clarify the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists as of the reporting date. We are required to adopt this amended guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued an ASU permitting the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the United States Treasury rate and London Interbank Offered Rate (“LIBOR”). In addition, the restriction on using different benchmark rates for similar hedges is removed. We are required to adopt these provisions prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions, making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three and six months ended October 27, 2013 resulted in a net reduction to the trade promotion liability and increase in net sales from continuing operations of $1.4 million for both periods. Our evaluations during the three and six months ended October 28, 2012 resulted in a net reduction to the trade promotion liability and increase in net sales from continuing operations of $0.4 million and $0.3 million, respectively. All of the adjustments noted above relate only to continuing operations and are not material to trade promotion expense for the respective periods.

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

The estimated fair value of our Non-Amortizing Brands is determined using the relief from royalty method, which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it. For goodwill, the estimated fair value of a reporting unit is determined using the income approach, which is based on the cash flows that the unit is expected to generate over its remaining life, and the market approach, which is based on market multiples of similar businesses. Our reporting unit is the same as our operating segment—Pet Products—reflecting the way that we manage our business. Annually, we engage third-party valuation experts to assist in this process. Considerable management judgment is necessary in estimating future cash flows, market interest rates, discount rates and other factors affecting the valuation of goodwill and intangibles, including the operating and macroeconomic factors that may affect them. We use historical financial information, internal plans and projections, and industry information in making such estimates.

We did not recognize any impairment charges in continuing operations for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three and six months ended October 27, 2013 and October 28, 2012. As of October 27, 2013, our Pet Products segment had $2,113.0 million of goodwill, $1,389.9 million of Non-Amortizing Brands, $31.0 million of Amortizing Brands, net of amortization and $758.0 million of customer relationships, net of amortization. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 55% of Non-Amortizing Brands. Beginning in the second quarter of fiscal 2013, the goodwill, Non-Amortizing Brands and Amortizing Brands of our former Consumer Products segment were reclassified to assets held for sale. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

During the three and six months ended October 27, 2013, for continuing operations, we recognized expense for our qualified DB plan of $0.3 million and $0.5 million respectively, and other benefits expense of $0.4 million and $0.8 million. Our remaining fiscal 2014 pension expense for our DB plan is currently estimated to be approximately $0.4 million and other benefits expense is currently estimated to be approximately $0.9 million. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Our Post Merger Stock Option Assumptions. We measure stock option expense for both service-based options and performance-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted during the six months ended October 27, 2013 was $2.1 million. The fair value of performance-based stock options granted during the six months ended October 27, 2013 was $1.0 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during the six months ended October 27, 2013:

	Service-based	Performance-based
	Options	Options
Expected life (in years)	5.9	5.9
Expected volatility	45.00%	45.00%
Risk-free interest rate	1.03%	1.03%
Dividend yield	0.00%	0.00%
Weighted average exercise price	$5.95	$5.95
Weighted average option value	$2.57	$2.57

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. For continuing operations, during the three and six months ended October 27, 2013 and October 28, 2012, we experienced no significant adjustments to our estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other price and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of October 27, 2013, we had both cash flow and economic hedges.

During the six months ended October 27, 2013, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of the Company’s interest rate swaps from continuing operations were recorded as current liabilities of $26.7 million and non-current liabilities of $21.0 million at October 27, 2013. The fair values of the Company’s interest rate swaps from continuing operations were recorded as current liabilities of $28.4 million and non-current liabilities of $33.5 million at April 28, 2013.

Assuming average floating rate term loans during the period and average revolver borrowings, for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $7.3 million for the six months ended October 27, 2013.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. We account for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of the derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense.

On October 27, 2013, the fair values of our commodities hedges from continuing operations were recorded as current assets of $9.3 million and current liabilities of $10.6 million. On April 28, 2013, the fair values of our commodities hedges from continuing operations were recorded as current assets of $3.8 million and current liabilities of $10.6 million.

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

	October 27,	April 28,
	2013	2013
Effect of a hypothetical 10% change in market price:
Commodity contracts	$17.4	$26.4

Foreign Currency: We manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts from time to time to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We account for these contracts as either economic or cash flow hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense. Changes in the value of the economic hedges are recorded directly in earnings. As of October 27, 2013, we did not have any outstanding foreign currency hedges because we did not believe it was in our best interest at the time. We may again in the future enter into foreign currency forward contracts.

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part I, Item 4, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective, with the exception of the infrequent and unusual item noted below, to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Del Monte Corporation and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

With regards to the exception mentioned above, and specific to the pending sale of the Consumer Products Business, we determined that our Disclosure Controls over non-routine transactions were not operating effectively to ensure that the adjustment to the book value of assets held for sale of the Consumer Products Business discontinued operations was recorded properly. We have determined that this exception is considered to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements would not be prevented or detected on a timely basis.

Despite this finding, management believes that our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of material developments in our pending legal proceedings, see “Note 11. Legal Proceedings” in our Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

For example:

On October 9, 2013, we entered into a purchase agreement (the “Purchase Agreement”), with Del Monte Pacific Limited (“DMPL”) and Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), a Delaware corporation and subsidiary of DMPL (the “Acquiror”) providing for the sale to the Acquiror of the issued and outstanding interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and all assets primarily related to the Consumer Products Business (other than certain specified excluded assets). There are a number of risks and uncertainties relating to the sale. For example:

•	the sale may not be consummated or may not be consummated as currently anticipated;

•	there can be no assurance other conditions to the closing of the sale will be satisfied or waived or that other events will not intervene to delay or result in the termination of the sale;

•	failure of the sale to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

•	pending the closing of the sale, the Purchase Agreement restricts us from engaging in certain actions without Acquiror’s approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the sale;

•	any delay in completing, or the failure to complete, the sale could have a negative impact on our business and our relationships with our customers or suppliers; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed sale, and many of these fees and costs are payable by us regardless of whether or not the sale is consummated.

In addition to the foregoing, other conditions may affect our business, financial condition and results of operations, and could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others:

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

Certain aspects of these and other factors are described in more detail in our filings with the Securities and Exchange Commission, including the section entitled “Factors that May Affect Our Future Results” in our 2013 Annual Report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit Number	Description	Incorporated by Reference
	Form	Exhibit	Filing Date

*10.1	Third Amendment to Office Lease, dated June 26, 2013, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, (confidential treatment has been requested as to portions of the Exhibit)

*10.2	Fourth Amendment to Office Lease, dated September 17, 2013, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, (confidential treatment has been requested as to portions of the Exhibit)

*10.3	Purchase Agreement among Del Monte Corporation, Del Monte Foods Consumer Products, Inc. and, solely for the purposes of Section 11.20 herein, Del Monte Pacific Limited dated as of October 9, 2013

*10.4**	Letter Agreement, dated as of October 18, 2013, between Del Monte Corporation and Nils Lommerin

*10.5**	Independent Director Compensation Plan, dated October 25, 2013

*10.6	Seventh Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated February 15, 2013 (confidential treatment has been requested as to portions of the Exhibit)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
^	Furnished herewith

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

Dated: December 9, 2013