Form 10-Q
period 2014-01-26
BIG HEART PET BRANDS
filed 2014-03-10
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-107830-05

BIG HEART PET BRANDS

(Exact name of registrant as specified in its charter)

Delaware	75-3064217
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Maritime Plaza,

San Francisco, California 94111

(Address of Principal Executive Offices including Zip Code)

(415) 247-3000

(Registrant’s Telephone Number, Including Area Code)

DEL MONTE CORPORATION

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on March 7, 2014 was 10.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	January 26, 2014	April 28, 2013
	(unaudited)	(derived from audited financial statements) See Note 1
ASSETS
Cash and cash equivalents	$24.6	$581.4
Trade accounts receivable, net of allowance	128.7	96.9
Inventories, net	214.9	168.8
Prepaid expenses and other current assets	67.9	70.6
Discontinued operations -assets	2,129.7	2,085.2

Total current assets	2,565.8	3,002.9
Property, plant and equipment, net	364.6	357.2
Goodwill	2,113.0	1,976.1
Intangible assets, net	2,167.1	1,919.8
Other assets, net	106.6	107.1

Total assets	$7,317.1	$7,363.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	$371.6	$329.5
Current portion of long-term debt	19.8	74.5
Discontinued operations -liabilities	351.7	346.4

Total current liabilities	743.1	750.4
Long-term debt, net of discount	3,883.7	3,902.7
Deferred tax liabilities	1,003.2	965.6
Other non-current liabilities	133.5	150.5

Total liabilities	5,763.5	5,769.2

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,587.7	1,590.0
Accumulated other comprehensive loss	(15.8)	(16.4)
Retained earnings (accumulated deficit)	(18.3)	20.3

Total stockholder’s equity	1,553.6	1,593.9

Total liabilities and stockholder’s equity	$7,317.1	$7,363.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net sales	$575.7	$527.0	$1,608.7	$1,482.3
Cost of products sold	368.5	354.6	1,026.3	994.3

Gross profit	207.2	172.4	582.4	488.0
Selling, general and administrative expense	124.8	107.3	362.0	337.7

Operating income	82.4	65.1	220.4	150.3
Interest expense	58.4	61.0	176.8	187.2
Other (income) expense	(0.2)	8.4	(9.8)	(18.8)

Income (loss) from continuing operations before income taxes	24.2	(4.3)	53.4	(18.1)
Provision (benefit) for income taxes	8.6	(2.8)	25.0	(9.6)

Income (loss) from continuing operations	15.6	(1.5)	28.4	(8.5)
Income (loss) from discontinued operations before income taxes	37.3	45.4	(105.4)	114.4
Provision (benefit) for income taxes	18.7	15.6	(38.4)	41.7

Income (loss) from discontinued operations	18.6	29.8	(67.0)	72.7

Net income (loss)	$34.2	$28.3	$(38.6)	$64.2

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net income (loss)	$34.2	$28.3	$(38.6)	$64.2

Other comprehensive income (loss):
Foreign currency translation adjustments	(1.2)	(0.1)	(1.5)	(0.1)
Pension and other postretirement benefits adjustments:
Prior service cost arising during the period, net of tax	(0.2)	—	(0.6)	—
Gain (loss) on cash flow hedging instruments, net of tax	1.4	(1.0)	2.7	(1.8)

Total other comprehensive income (loss)	—	(1.1)	0.6	(1.9)

Comprehensive income (loss)	$34.2	$27.2	$(38.0)	$62.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Nine Months Ended
	January 26, 2014	January 27, 2013
Operating activities:
Net income (loss)	$(38.6)	$64.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	102.3	117.7
Deferred taxes	(62.3)	(2.9)
Write off of debt issuance costs	1.7	2.9
Loss on asset disposals	3.7	2.4
Stock compensation expense	11.8	3.4
Unrealized gain on derivative financial instruments	(25.1)	(37.3)
Impairment on assets held for sale	193.8	—
Other items, net	(0.6)	—
Changes in operating assets and liabilities	(263.4)	(38.2)

Net cash provided by (used in) operating activities	(76.7)	112.2

Investing activities:
Capital expenditures	(64.5)	(62.7)
Net proceeds from asset disposals	0.2	—
Cash used in business acquisition, net of cash acquired	(334.6)	—
Payment for asset acquisition	—	(12.0)
Purchase of equity method investment	(14.6)	—

Net cash used in investing activities	(413.5)	(74.7)

Financing activities:
Proceeds from short-term borrowings	239.9	9.3
Payments on short-term borrowings	(240.9)	(7.9)
Principal payments on long-term debt	(74.5)	(91.1)
Capital contribution, net	0.7	—

Net cash used in financing activities	(74.8)	(89.7)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.8)
Net change in cash and cash equivalents	(565.1)	(54.0)
Cash and cash equivalents at beginning of period	594.2	402.8

Cash and cash equivalents at end of period	$29.1	$348.8

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Note 1. Business and Basis of Presentation

On March 8, 2011, Del Monte Foods Company (“DMFC”) was acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,” and together with KKR and Vestar, the “Sponsors”). Del Monte Corporation (“DMC,” together with its consolidated subsidiaries, “Del Monte”) was a direct, wholly-owned subsidiary of DMFC. On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. In connection with the sale of the Consumer Products Business (see “Discontinued Operations and Assets Held for Sale” below) on February 18, 2014, DMC changed its name to Big Heart Pet Brands (together with its consolidated subsidiaries, “Big Heart Pet” or the “Company”).

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 26, 2014 and January 27, 2013 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 26, 2014 and January 27, 2013 each reflect periods that contain 39 weeks.

Big Heart Pet Brands is one of the largest standalone producers, distributors and marketers of premium quality, branded pet food and pet snacks for the U.S. retail market. The Company’s brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names. The Company has one operating segment: Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment is now reported as discontinued operations. The Consumer Products segment manufactured, marketed and sold branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products with food brands that included Del Monte, Contadina, College Inn, S&W and other brand names. See “Discontinued Operations and Assets Held for Sale” below for details on the divestiture.

The accompanying unaudited condensed consolidated financial statements as of January 26, 2014 and for the three and nine months ended January 26, 2014 and January 27, 2013 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K (“2013 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 26, 2014 are not necessarily indicative of the results expected for the fiscal year ending April 27, 2014.

As described in Note 5, on July 15, 2013, DMC completed the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”), by obtaining 100% of the voting interest of Natural Balance. Natural Balance is a maker of premium pet food for dogs and cats sold throughout North America. The financial results of Natural Balance are reported within the Pet Products segment.

On July 11, 2013, DMC purchased a minority equity interest in a co-packer of some of the Company’s dog products for $14.6 million. The investment is accounted for under the equity method and is stated at cost plus the Company’s share of undistributed earnings.

Discontinued Operations and Assets Held for Sale

On October 9, 2013, DMC entered into a Purchase Agreement (the “Purchase Agreement”) with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, the Company sold to the Acquiror the interests of certain subsidiaries related to the Company’s Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror assumed the related liabilities (other than certain specified excluded liabilities). The transaction closed on February 18, 2014 and the Company received gross proceeds equal to the purchase price plus an incremental preliminary working capital adjustment of approximately $110 million, subject to a true-up in accordance with the terms of the Purchase Agreement. See Note 14 for use of the after tax net proceeds from the sale. From closing, the Company will have continuing involvement with the Acquiror under the terms of a transition services agreement and expects to have continuing cash flows with the discontinued operation for at least 12 months after the transaction close date. Management assessed the nature of its continuing involvement, which includes providing continued administrative, information technology, and accounting service functions during the term of the agreement, and continuing cash flows and determined them to not be significant.

Accordingly, the results of the Consumer Products Business have been reported as discontinued operations for all periods presented. Expenses allocated to discontinued operations are limited to selling, administrative and distribution expenses that were directly attributable to the Consumer Products Business. Consequently, certain expenses that have historically been allocated to the Consumer Products Business are not included in discontinued operations. The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Condensed Consolidated Statements of Cash Flows for all periods presented.

Any net proceeds not committed for reinvestment within 12 months of the transaction closing date would be required to be used to repay debt. As such, interest expense has not been allocated to discontinued operations.

All subsequent footnote disclosures represent continuing operations with the exception of Note 4 which details the assets and liabilities of discontinued operations as well as the results of operations for discontinued operations.

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

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Note 3. Supplemental Financial Statement Information

	January 26, 2014	April 28, 2013
	(in millions)
Trade accounts receivable, net of allowance:
Trade	$128.7	$96.9
Allowance for doubtful accounts	—	—

Total	$128.7	$96.9

Inventories, net:
Finished products	$176.3	$138.6
Raw materials and in-process materials	25.2	18.8
Packaging materials and other	13.4	11.4

Total	$214.9	$168.8

Prepaid expenses and other current assets:
Prepaid expenses	$30.9	$30.0
Other current assets	37.0	40.6

Total	$67.9	$70.6

Property, plant and equipment, net:
Land and land improvements	$34.0	$12.4
Buildings and leasehold improvements	98.2	122.1
Machinery and equipment	239.7	222.9
Computers and software	56.2	47.2
Construction in progress	40.9	33.1

	469.0	437.7
Accumulated depreciation	(104.4)	(80.5)

Total	$364.6	$357.2

Accounts payable and accrued expenses:
Accounts payable-trade	$163.1	$153.8
Marketing, advertising and trade promotion	52.2	35.2
Accrued benefits, payroll and related costs	33.6	45.6
Accrued interest	56.5	33.7
Current portion of pension liability	10.4	10.0
Other current liabilities	55.8	51.2

Total	$371.6	$329.5

Other non-current liabilities:
Accrued postretirement benefits	$57.2	$55.6
Pension liability	22.9	25.7
Long-term hedge payable	15.1	33.5
Other non-current liabilities	38.3	35.7

Total	$133.5	$150.5

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(2.3)	$(0.8)
Pension and other postretirement benefits adjustments, net of tax	(9.7)	(9.1)
Loss on cash flow hedging instruments, net of tax	(3.8)	(6.5)

Total accumulated other comprehensive loss	$(15.8)	$(16.4)

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Note 4. Discontinued Operations

Net sales from discontinued operations were $423.2 million and $1,228.9 million for the three and nine months ended January 26, 2014, respectively, and were $501.2 million and $1,376.7 million for the three and nine months ended January 27, 2013, respectively. Income (loss) from discontinued operations before income taxes was $37.3 million and $(105.4) million for the three and nine months ended January 26, 2014, respectively, and was $45.4 million and $114.4 million for the three and nine months ended January 27, 2013, respectively.

Assets and liabilities of discontinued operations include the following (in millions):

	January 26,	April 28,
	2014	2013
Cash and cash equivalents	$4.5	$12.8
Trade accounts receivable, net of allowance	105.0	94.8
Inventories, net	792.9	553.3
Prepaid expenses and other assets	75.3	69.5
Property, plant and equipment, net	338.7	406.7
Goodwill	143.6	143.6
Intangible assets, net	669.7	804.5

Total discontinued operations - assets	$2,129.7	$2,085.2

Accounts payable and accrued expenses	$208.5	$197.7
Short-term borrowings	2.2	3.2
Pension and other post-retirement liabilities	90.4	96.8
Other liabilities	50.6	48.7

Total discontinued operations - liabilities	$351.7	$346.4

The assets and liabilities are classified as held for sale and reflected at fair value less costs to sell. Income (loss) from discontinued operations during the nine months ended January 26, 2014, reflects a non-cash impairment charge of $193.8 million before income taxes, recognized in the second quarter of fiscal 2014, in the Condensed Consolidated Statements of Operations. The impairment was allocated between net property, plant and equipment and net intangible assets based on the relative book value.

Deferred tax assets and liabilities, which result in future taxable or deductible amounts for the assets and liabilities related to the Consumer Products Business’ domestic operations, were not allocated to discontinued operations in accordance with GAAP.

Under the Purchase Agreement, the Acquiror assumed all known or potential future legal liabilities related to the Consumer Products Business at the closing date of February 18, 2014.

Note 5. Natural Balance Acquisition

On July 15, 2013, DMC completed the acquisition of Natural Balance, a California corporation and maker of premium pet food for dogs and cats sold throughout North America. The total cost of the Natural Balance acquisition as of January 26, 2014, was $331.4 million and included an initial $341.1 million cash payment (including $26.2 million paid into an escrow account) and contingent consideration of $0.3 million, reduced by an estimated working capital adjustment and cash received from escrow. The total cost of the acquisition is subject to a post-closing working capital adjustment which was initially due from the Company 90 days after closing (see discussion below). Final agreement of the working capital adjustment with the seller will not occur until more than 180 days after closing.

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

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

As of January 26, 2014, the Company had recorded an adjustment to certain working capital accounts as of the acquisition date and a corresponding receivable for the working capital adjustment, as referred to above. Refinements to the fair values of the assets acquired and liabilities assumed (including property, plant and equipment, goodwill and accrued expenses as well as the working capital adjustment) are expected to be recorded as the Company receives further information during the remainder of fiscal 2014.

The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed, reflective of the working capital adjustments referred to above, is as follows (in millions):

July 15, 2013
Cash and cash equivalents	$3.9
Trade accounts receivable	10.9
Inventories	24.8
Prepaid expenses and other current assets	0.4
Property, plant and equipment	5.1
Goodwill	136.9
Identifiable intangible assets	280.7
Deferred tax assets	3.0
Other assets	1.9

Total assets acquired	467.6

Accounts payable and accrued expenses	20.7
Other current liabilities	2.1
Deferred tax liabilities	109.9
Other non-current liabilities	3.2
Contingent consideration	0.3

Total liabilities assumed	136.2

Net assets acquired	$331.4

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

The results of operations for Natural Balance are included in the Pet Products segment beginning July 15, 2013. The acquired business contributed net sales of $141.2 million from the acquisition date to January 26, 2014. The following unaudited pro forma financial information presents the combined results of operations of the Company, including Natural Balance, as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations (in millions):

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

	Nine Months Ended
	(unaudited)
	January 26,	January 27,
	2014	2013
Net sales	$1,659.0	$1,659.5
Income (loss) from continuing operations before income taxes	54.1	(23.3)
Income (loss) from continuing operations	28.8	(11.8)

Note 6. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	January 26,	April 28,
	2014	2013
Goodwill	$2,113.0	$1,976.1

Non-amortizable intangible assets:
Trademarks	$1,389.9	$1,266.6

Amortizable intangible assets:
Trademarks	39.3	39.3
Customer relationships	852.7	695.3

	892.0	734.6
Accumulated amortization	(114.8)	(81.4)

Amortizable intangible assets, net	777.2	653.2

Total intangible assets, net	$2,167.1	$1,919.8

During the nine months ended January 26, 2014, the Company’s goodwill and intangible assets increased by a total of $417.6 million, with a $123.3 million and $157.4 million increase for non-amortizable trademarks and customer relationships, respectively, and a $136.9 million increase for goodwill, due to the Natural Balance acquisition (see Note 5). Further, changes to goodwill or intangible assets may be recorded as the purchase price allocations are finalized through the remainder of fiscal 2014.

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Amortization expense	$11.8	$9.5	$33.4	$28.5

Customer relationships acquired during the period were classified as amortizable intangible assets, and had a weighted average amortization period of 17.1 years. Trademarks acquired during the period were classified as non-amortizable intangible assets.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

As of January 26, 2014, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2014 (remainder)	$11.8
2015	47.3
2016	47.1
2017	46.7
2018	46.7
2019 and thereafter	577.6

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

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument for which the change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of January 26, 2014, the Company had both cash flow and economic hedges.

Interest Rates: The Company’s debt primarily consists of floating rate term loans and fixed rate notes. The Company historically maintained its floating rate revolver for flexibility to fund seasonal working capital needs and for other uses of cash. Following the sale of the Consumer Products Business, the Company no longer expects to have material changes in working capital due to seasonality. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

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

As of January 26, 2014, the following economic hedge swaps were outstanding:

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

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

	January 26, 2014	April 28, 2013
Commodity contracts	$130.3	$269.4

Foreign Currency: From time to time, the Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either cash flow or economic hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense. Changes in the value of the economic hedges are recorded directly in earnings. As of January 26, 2014, the Company did not have any outstanding foreign currency hedges because the Company did not believe it was in its best interest at the time. The Company may again in the future enter into foreign currency forward contracts.

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of January 26, 2014 was as follows (in millions):

Derivatives in economic hedging relationships	Asset derivatives			Liability derivatives
	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$15.2
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	25.8
Commodity and other contracts	Prepaid expenses and other current assets	6.8	(1)	Accounts payable and accrued expenses	8.5	(2)

Total		$6.8			$49.5

(1)	Includes $2.9 million of commodity contracts (asset derivatives) designated as cash flow hedges.
(2)	Includes $8.2 million of commodity contracts (liability derivatives) designated as cash flow hedges.

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of April 28, 2013 was as follows (in millions):

Derivatives in economic hedging relationships	Asset derivatives			Liability derivatives
	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$33.5
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	28.4
Commodity and other contracts	Prepaid expenses and other current assets	3.8	(1)	Accounts payable and accrued expenses	10.6	(2)

Total		$3.8			$72.5

(1)	Includes $0.3 million of commodity contracts (asset derivatives) designated as cash flow hedges.
(2)	Represents commodity contracts (liability derivatives) designated as cash flow hedges.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

The effect of the Company’s economic hedges on other (income) expense in the Condensed Consolidated Statements of Operations for the periods indicated below was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Interest rate contracts	$0.5	$—	$0.7	$9.2
Commodity and other contracts	(1.7)	8.2	(10.0)	(28.1)

Included in other (income) expense	$(1.2)	$8.2	$(9.3)	$(18.9)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine months ended January 26, 2014 was as follows (in millions):

	(Gain) loss recognized in AOCI			(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Derivatives in cash flow hedging relationships	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	January 26, 2014	January 26, 2014	Location of (gain) loss reclassified in AOCI	January 26, 2014	January 26, 2014		January 26, 2014	January 26, 2014
Commodity contracts	$(2.6)	(4.3)	Cost of products sold	$4.7	7.0	Other (income) expense	$0.5	(1.1)

Total	$(2.6)	(4.3)		$4.7	7.0		$0.5	(1.1)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine months ended January 27, 2013 was as follows (in millions):

	(Gain) loss recognized in AOCI			(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Derivatives in cash flow hedging relationships	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	January 27, 2013	January 27, 2013	Location of (gain) loss reclassified in AOCI	January 27, 2013	January 27, 2013		January 27, 2013	January 27, 2013
Commodity contracts	$2.0	3.3	Cost of products sold	$—	—	Other (income) expense	$0.3	0.4

Total	$2.0	3.3		$—	—		$0.3	0.4

At January 26, 2014, $3.7 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

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

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

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

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
Description	January 26, 2014	April 28, 2013	January 26, 2014	April 28, 2013	January 26, 2014	April 28, 2013
Assets
Interest rate contracts	$—	$—	$—	$—	$—	$—
Commodity and other contracts	5.0	2.1	1.8	1.7	—	—

Total	$5.0	$2.1	$1.8	$1.7	$—	$—

Liabilities
Interest rate contracts	$—	$—	$41.0	$61.9	$—	$—
Commodity and other contracts	8.2	5.2	0.3	5.4	—	—

Total	$8.2	$5.2	$41.3	$67.3	$—	$—

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

As of January 26, 2014, the book value of the Company’s floating rate debt instruments approximates fair value. The Company uses Level 2 inputs to estimate the fair value of such debt. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

Senior Notes	January 26, 2014	April 28, 2013
Book value	$1,300.0	$1,300.0
Fair value	$1,352.0	$1,381.3

Fair value was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are available to investors through certain brokerage firms, the Company has classified this debt as Level 2 of the fair value hierarchy.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Note 9. Retirement Benefits

Periodic Retirement Benefit Cost

Big Heart Pet sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. See Note 9 of the 2013 Annual Report for additional information about these plans. The components of net periodic benefit cost of the qualified defined benefit and post retirement plans for the periods indicated below are as follows (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$1.8	$1.8	$—	$0.1
Interest cost on projected benefit obligation	1.8	2.0	0.7	0.9
Expected return on plan assets	(3.4)	(3.2)	—	—
Net (loss) gain amortization	—	—	(0.3)	—

Net periodic benefit cost	$0.2	$0.6	$0.4	$1.0

	Pension Benefits		Other Benefits
	Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$5.3	$5.3	$0.1	$0.3
Interest cost on projected benefit obligation	5.5	6.1	2.0	2.7
Expected return on plan assets	(10.1)	(9.6)	—	—
Net (loss) gain amortization	—	—	(0.9)	—

Net periodic benefit cost	$0.7	$1.8	$1.2	$3.0

Sale of the Consumer Products Business

As a result of the sale of the Consumer Products Business, the Company transferred a significant amount of the plan obligations and plan assets for the qualified defined benefit plan and several unfunded defined benefit postretirement plans, as well as the related components of net periodic benefit costs, for the transferred employees and retirees of the Consumer Products Business to the Acquiror. See Note 4 for a summary, as of January 26, 2014, of the assets and liabilities to be transferred to the Acquiror. As a result of the plan spinoffs, the Company will recognize a significant non-cash settlement loss, partially offset by a non-cash curtailment gain, in discontinued operations in the fourth quarter of fiscal 2014.

Plan Contributions

The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s defined benefit plan if it does not meet the minimum funding levels. The Company currently expects to make a contribution of approximately $10 million in the fourth quarter of fiscal 2014.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Note 10. Accumulated Other Comprehensive Loss

The following table summarizes the reclassifications from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations for the three and nine months ended January 26, 2014 (in millions):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended January 26, 2014	Nine Months Ended January 26, 2014
Gains on cash flow hedges:
Commodity contracts	$4.7	$7.0		Cost of products sold

	4.7	7.0		Total before tax

	1.8	2.7		Benefit for income taxes

	$2.9	$4.3		Net of tax

Defined benefit plan items:
Amortization of prior service benefits	$0.3	$1.1	(1)

Amortization of actuarial losses	(0.3)	(1.0	)(1)

	—	0.1		Total before tax

	—	—		Benefit for income taxes

Total reclassifications	$—	$0.1		Net of tax

(1)	These accumulated and other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for additional information.

Note 11. Legal Proceedings

Except as indicated in Note 4 and as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2013 Annual Report.

Commercial Litigation Involving the Company

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri (Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The complaint seeks certification as a class action. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed its Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013. The Motion to Stay was granted the same day it was filed. On May 6, 2013, Plaintiffs filed their Opposition to Defendant’s Motion to Transfer. The Company filed its Reply in Support of its Motion to Transfer on May 23, 2013. The Court denied the Company’s Motion to Transfer on July 22, 2013. The Company filed its Answer on August 13, 2013 and discovery has commenced. The Plaintiff filed its Motion for Class Certification on February 7, 2014. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

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

On August 16, 2013, the Langone, Ruff, Funke and Mazur cases were consolidated.

On June 22, 2012, a putative class action complaint was filed against the Company in Los Angeles Superior Court (Webster v. Del Monte) alleging false advertising under California’s consumer protection laws, negligence, breach of warranty and strict liability. Specifically, the complaint alleges that the Company engaged in false advertising by representing that the Chicken Jerky Treats are healthy, wholesome, and safe for consumption by dogs, and alleges that Plaintiff’s pet became ill after consuming Chicken Jerky Treats. The allegations apply to all other putative class members similarly situated. The complaint seeks certification as a class action and unspecified damages, disgorgement of profits, punitive damages, attorneys’ fees and injunctive relief. The Company denies these allegations and intends to vigorously defend itself. On September 6, 2012, the Company filed a Notice of Removal to remove the case to the U.S. District Court for the Central District of California. Plaintiff subsequently filed a motion to amend its complaint to remove the federal class action claims and remand the case back to Los Angeles County Superior Court. The Company subsequently stipulated to Plaintiff’s motion, and the case has been remanded to Los Angeles County Superior Court. The Company filed a Motion for Judgment on the Pleadings on July 3, 2013. The Plaintiff filed an Opposition on August 21, 2013. The Company filed its Reply on August 27, 2013. The Court denied the Company’s Motion for Judgment on the Pleadings on February 20, 2014. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Note 12. Segment Information

The Company has a single operating segment, Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment is now reported as discontinued operations (see Note 4).

The Company’s chief operating decision-maker, its CEO, reviews financial information presented on a consolidated basis accompanied by disaggregated information on operating income, for the operating segment and Corporate expenses, for purposes of making decisions about resources to be allocated to the operating segment and in assessing financial performance. Corporate costs include those overhead costs not directly attributable to the operating segment as well as certain types of severance and non-cash costs. The chief operating decision-maker reviews assets of the Company on a consolidated basis only. The accounting policies of the operating segment are the same as those of the Company.

The following table presents financial information about the Company’s operating segment and Corporate expenses (in millions):

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Operating income:
Pet Products	$96.3	$73.9	$260.8	$183.0
Corporate expenses	(13.9)	(8.8)	(40.4)	(32.7)

Total	82.4	65.1	220.4	150.3
Reconciliation to income (loss) from continuing operations before income taxes:
Interest expense	58.4	61.0	176.8	187.2
Other (income) expense	(0.2)	8.4	(9.8)	(18.8)

Income (loss) from continuing operations before income taxes	$24.2	$(4.3)	$53.4	$(18.1)

The following table presents financial information about the Company’s former reportable segment classified in discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2014	2013	2014	2013
Discontinued Operations:
Net Sales	$423.2	$501.2	$1,228.9	$1,376.7
Income (loss) from discontinued operations before income taxes	37.3	45.4	(105.4)	114.4

Note 13. Related Party Transactions

See Note 14 of the 2013 Annual Report for a description of the Company’s related party transactions. As of January 26, 2014, there was a payable of $1.6 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. As of April 28, 2013, there was a payable of $1.7 million due to the managers related to the monitoring agreement. For the three and nine months ended January 26, 2014, the Company paid $0.7 million and $2.1 million, respectively, to a KKR affiliate for rent related to leased administrative space in Pittsburgh, PA.

During the nine months ended January 26, 2014, the Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance acquisition.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 26, 2014

(unaudited)

Note 14. Subsequent Events

In connection with the sale of the Consumer Products Business on February 18, 2014, the Company used a portion of the after tax net proceeds from the sale to repay $881.0 million of the $2,607.4 million Term Loan Facility outstanding as of January 26, 2014. In addition, the Company plans to redeem, at a premium of 103.813%, an aggregate principal amount of $400.0 million of the Company’s Senior Notes due 2019 on March 13, 2014 pursuant to a call notice issued on February 11, 2014. The Company also amended the terms of the Term Loan Facility and extended its maturity date to 2020 as well as refinanced the existing revolving ABL Facility with a new $225.0 million, five-year ABL Facility. In connection with the debt pay down and modification activities described above, the Company expects to incur certain costs, including the redemption premiums referred to above and non-cash write offs of deferred financing fees (currently estimated at approximately $50 million to $60 million), in the fourth quarter of fiscal 2014.

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

Corporate Overview

Our Business

Big Heart Pet Brands, formerly Del Monte Corporation (“DMC”), and its consolidated subsidiaries (together, “Big Heart Pet” or the “Company”) is one of the largest standalone producers, distributors and marketers of premium quality, branded pet food and pet snacks for the U.S. retail market. Our brands include Meow Mix, Kibbles ‘n Bits, Milk-Bone, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names. We have one operating segment: Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment is now reported as discontinued operations. The Consumer Products segment manufactured, marketed and sold branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products with food brands that included Del Monte, Contadina, College Inn, S&W and other brand names. See “Discontinued Operations” below for details on the divestiture.

Discontinued Operations

On October 9, 2013, DMC entered into a Purchase Agreement (the “Purchase Agreement”) with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, we sold to the Acquiror the interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror assumed related liabilities (other than certain specified excluded liabilities). The transaction closed on February 18, 2014. In connection with the closing, we received approximately $110 million in incremental proceeds representing the preliminary working capital adjustment subject to a true-up in accordance with the terms of the purchase agreement. See “Executive Overview” below regarding the use of the proceeds from the sale.

Accordingly, the results of the Consumer Products Business have been reported as discontinued operations for all periods presented. Expenses allocated to discontinued operations are limited to selling, administrative and distribution expenses that were directly attributable to the Consumer Products Business. Consequently, certain expenses that have historically been allocated to the Consumer Products Business are not included in discontinued operations. The reporting of Adjusted EBITDA under the Company’s 7.625% Notes Indenture and credit agreements continues on the same basis as in previous periods.

We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Condensed Consolidated Statements of Cash Flows in the accompanying financial statements for all periods presented.

From closing, we will have continuing involvement with the Acquiror under the terms of a transition services agreement and expect to have continuing cash flows with the discontinued operation for at least 12 months after the transaction close date. Our continuing involvement will include providing continued administrative, information technology, and accounting service functions during the term of the agreement.

The discussion below in “Executive Overview” and “Results of Operations” refers to continuing operations only, unless otherwise stated.

Natural Balance

On July 15, 2013, we completed the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”), maker of premium pet food for dogs and cats sold throughout North America. The total cost of the acquisition was $331.4 million. The financial results of Natural Balance are reported within the Pet Products segment.

Merger

On March 8, 2011, we were acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,” and together with KKR and Vestar, the “Sponsors”). The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into Del Monte Foods Company (“DMFC”), with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent. In connection with the sale of the Consumer Products Business (see “Discontinued Operations” above) on February 18, 2014, DMC changed its name to Big Heart Pet Brands.

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (in millions, except percentages):

	Three Months Ended
	January 26, 2014	January 27, 2013
			Change	% Change	Volume (1)	Rate (2)
Net sales	$575.7	$527.0	$48.7	9.2%	9.7%	(0.5%)
Cost of products sold	368.5	354.6	$13.9	3.9%	10.1%	(6.2%)

Gross profit	207.2	172.4	$34.8	20.2%
Selling, general and administrative expense (“SG&A”)	124.8	107.3	$17.5	16.3%

Operating income	$82.4	$65.1	$17.3	26.6%

Gross margin	36.0%	32.7%
SG&A as a % of net sales	21.7%	20.4%
Operating income margin	14.3%	12.4%

	Nine Months Ended
	January 26, 2014	January 27, 2013	Change	% Change	Volume (1)	Rate (2)
Net sales	$1,608.7	$1,482.3	$126.4	8.5%	5.2%	3.3%
Cost of products sold	1,026.3	994.3	$32.0	3.2%	6.2%	(3.0%)

Gross profit	582.4	488.0	$94.4	19.3%
Selling, general and administrative expense	362.0	337.7	$24.3	7.2%

Operating income	$220.4	$150.3	$70.1	46.6%

Gross margin	36.2%	32.9%
SG&A as a % of net sales	22.5%	22.8%
Operating income margin	13.7%	10.1%

(1)	This column represents the change, as compared to the prior year period, due to volume and mix. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above tables include elasticity, the volume decline associated with price increases. Mix represents the change attributable to shifts in volume across products or channels.
(2)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold.

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	January 26,	January 27,	January 26,	January 27,	January 26,
	2014	2013	2014	2013	2014
Adjusted EBITDA (3)	$165.5	$164.0	$447.0	$439.3	$604.4
Ratio of net debt to Adjusted EBITDA (4)	n/a	n/a	n/a	n/a	6.4 x

(3)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below. Amounts include both continuing and discontinued operations.
(4)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents, and includes both continuing and discontinued operations.

Executive Overview

Basis of Presentation – As discussed under “Corporate Overview – Discontinued Operations” above, the former Consumer Products segment is reported as discontinued operations for all periods presented. As a result, unless otherwise noted, the amounts discussed below are for continuing operations only.

In the third quarter of fiscal 2014, we had net sales of $575.7 million, operating income of $82.4 million and income from continuing operations of $15.6 million, compared to net sales of $527.0 million, operating income of $65.1 million and loss from continuing operations of $1.5 million in the third quarter of fiscal 2013. Adjusted EBITDA (including continuing and discontinued operations) was $165.5 million for the three months ended January 26, 2014 and $164.0 million for the three months ended January 27, 2013. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales increased by 9.2% for the quarter. This increase was driven by the Natural Balance acquisition. Volume declines partially offset the increase.

Operating income for the quarter increased 26.6% as compared to the year-ago quarter. The increase in operating income was driven primarily by the absence of costs associated with a voluntary recall in the prior year and increased volume resulting from the Natural Balance acquisition, partially offset by higher marketing costs.

Adjusted EBITDA increased 0.9% as compared to the year-ago quarter. The positive impact of increased operating income and the lapping of the prior year unfavorable impact of cash hedge positions was partially offset by the unfavorable impact of discontinued operations. Gains and losses on economic hedging positions are recorded as other (income) expense. The cash impact of all hedging activities is reflected in Adjusted EBITDA.

On February 18, 2014, we completed the sale of our Consumer Products Business. See “Corporate Overview – Discontinued Operations” above. As a result of the sale of our Consumer Products Business, the related transition services agreement and the use of the sale proceeds to pay down debt, historical results for continuing operations are not indicative of future performance.

On February 24, 2014, we repaid $881.0 million of the outstanding balance of our Senior Secured Term Loan from the after tax net proceeds from the sale of the Consumer Products Business and repriced and extended the maturity. On March 6, 2014, we refinanced our Senior Secured Asset-Based Revolving Credit Facility with a new $225.0 million, five-year ABL Facility. On March 13, 2014, we intend to use a portion of the remaining net proceeds from the sale to redeem $400.0 million of our Senior Notes due 2019 at a redemption price equal to 103.813% of their aggregate principal amount plus accrued and unpaid interest to the redemption date, as announced on February 11, 2014. In connection with these debt pay down and modification activities, we expect to incur certain costs, including the redemption premiums referred to above and non-cash write offs of deferred financing fees (currently estimated to be approximately $50 to $60 million), in the fourth quarter of fiscal 2014.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 26, 2014, compared to the results for the three and nine months ended January 27, 2013 (in millions, except percentages).

Net sales

Net sales increased 9.2% for the three months ended January 26, 2014 compared to the three months ended January 27, 2013. This increase was primarily driven by $65.5 million in sales from the Natural Balance acquisition. New product sales also contributed to the increase. Volume declines resulting from the heightened competitive environment partially offset the increase.

Net sales increased 8.5% for the nine months ended January 26, 2014 compared to the nine months ended January 27, 2013. This increase was driven by $141.2 million in sales from the Natural Balance acquisition, as well as net pricing (pricing net of trade spending). Elasticity (the volume declines associated with price increases) and other volume declines resulting from the heightened competitive environment partially offset the increase.

Cost of products sold

Cost of products sold for the three months ended January 26, 2014 was $368.5 million, an increase of $13.9 million, or 3.9%, compared to $354.6 million for the three months ended January 27, 2013. This increase was primarily due to higher volumes resulting from the Natural Balance acquisition, partially offset by the absence of prior year costs related to the voluntary recall of certain Milo’s Kitchen products. Productivity savings and lower ingredient costs partially offset the increase.

Cost of products sold for the nine months ended January 26, 2014 was $1,026.3 million, an increase of $32.0 million, or 3.2%, compared to $994.3 million for the nine months ended January 27, 2013. This increase was primarily due to higher volumes resulting from the Natural Balance acquisition, partially offset by the absence of prior year costs related to the voluntary recall of certain Milo’s Kitchen products. Productivity savings were largely offset by increased ingredient costs.

While the impact of economic hedge transactions is reflected in Corporate other (income) expense, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which began to impact cost of products sold in the second quarter of fiscal 2014. See other (income) expense below.

Gross margin

Our gross margin percentage for the three months ended January 26, 2014 increased 3.3 points to 36.0% compared to 32.7% for the three months ended January 27, 2013. The increase was primarily due to cost savings, including the absence of the recall costs described above.

Our gross margin percentage for the nine months ended January 26, 2014 increased 3.3 points to 36.2% compared to 32.9% for the nine months ended January 27, 2013. Net pricing and cost savings, driven by the absence of the recall costs described above, were the primary drivers of the increase in gross margin.

Selling, general and administrative expense

SG&A expense for the three months ended January 26, 2014 was $124.8 million, an increase of $17.5 million, or 16.3%, compared to $107.3 million for the three months ended January 27, 2013. This increase was primarily driven by higher marketing expense as well as the Natural Balance acquisition, including the amortization of intangibles, and costs associated with the sale of the Consumer Products Business.

SG&A expense for the nine months ended January 26, 2014 was $362.0 million, an increase of $24.3 million, or 7.2%, compared to $337.7 million for the nine months ended January 27, 2013. This increase was primarily driven by the Natural Balance acquisition, including transaction costs and the amortization of intangibles, as well as costs associated with the sale of the Consumer Products Business and increased marketing expense.

Operating income

	Three Months Ended
	January 26,	January 27,
	2014	2013	Change	% Change
Operating income:
Pet Products	$96.3	$73.9	$22.4	30.3%
Corporate expenses (1)	(13.9)	(8.8)	$(5.1)	58.0%

Total	$82.4	$65.1	$17.3	26.6%

	Nine Months Ended
	January 26,	January 27,
	2014	2013	Change	% Change
Operating income:
Pet Products	$260.8	$183.0	$77.8	42.5%
Corporate expenses (1)	(40.4)	(32.7)	$(7.7)	23.5%

Total	$220.4	$150.3	$70.1	46.6%

(1)	See “Note 12. Segment Information” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a description of Corporate expenses.

Our Pet Products segment operating income increased by $22.4 million, or 30.3%, to $96.3 million for the three months ended January 26, 2014 from $73.9 million for the three months ended January 27, 2013. The absence of $14.4 million of prior year costs related to the voluntary recall of certain Milo’s Kitchen products drove the increase in operating income. Higher volume from Natural Balance also contributed to the increase in operating income, partially offset by higher SG&A expense, including marketing expense. Productivity savings also contributed to the increase.

Our Pet Products segment operating income increased by $77.8 million, or 42.5%, to $260.8 million for the nine months ended January 26, 2014 from $183.0 million for the nine months ended January 27, 2013. Net pricing and the absence of $14.4 million of prior year costs related to the voluntary recall of certain Milo’s Kitchen products drove the increase in operating income. Higher volume from Natural Balance also contributed to the increase in operating income, partially offset by the increase in SG&A costs described above. Productivity savings were largely offset by increased ingredient costs.

Our Corporate expenses increased by $5.1 million, or 58.0%, during the three months ended January 26, 2014 compared to the prior year period. Our Corporate expenses increased by $7.7 million, or 23.5%, during the nine months ended January 26, 2014 compared to the prior year period. These increases were primarily due to the transaction costs related to the sale of our Consumer Products Business and the Natural Balance acquisition.

Interest expense

Interest expense decreased by $2.6 million, or 4.3%, to $58.4 million for the three months ended January 26, 2014 from $61.0 million for the three months ended January 27, 2013. This decrease was primarily driven by lower interest rates.

Interest expense decreased by $10.4 million, or 5.6%, to $176.8 million for the nine months ended January 26, 2014 from $187.2 million for the nine months ended January 27, 2013. This decrease was primarily driven by lower interest rates.

Other (income) expense

Other income was $0.2 million for the three months ended January 26, 2014. Other expense of $8.4 million for the three months ended January 27, 2013 was comprised primarily of losses on commodity hedging contracts.

Other income of $9.8 million for the nine months ended January 26, 2014 was comprised primarily of gains on commodity hedging contracts. Other income of $18.8 million for the nine months ended January 27, 2013 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended January 26, 2014 was 35.5% compared to 65.1% for the three months ended January 27, 2013. The effective tax rate for continuing operations for the nine months ended January 26, 2014 was 46.8% compared to 53.0% for the nine months ended January 27, 2013. The change in the effective tax rates for the three and nine month periods was primarily due to a tax benefit in the prior year from adjusting the tax provision to the tax return filed as a result of changes in estimates.

The effective tax rates for continuing operations increased from previously reported rates as a result of the change in pre-tax income attributable to discontinued operations.

Income (loss) from discontinued operations

Income from discontinued operations before income taxes was $37.3 million for the three months ended January 26, 2014 compared $45.4 million for the three months ended January 27, 2013. Income from discontinued operations, net of income taxes was $18.6 million for the three months ended January 26, 2014 compared to $29.8 million for the three months ended January 27, 2013. Lower sales and higher trade spend drove the decline.

Loss from discontinued operations before income taxes was $105.4 million for the nine months ended January 26, 2014 compared to income from discontinued operations before income taxes of $114.4 million for the nine months ended January 27, 2013. Loss from discontinued operations, net of income taxes was $67.0 million for the nine months ended January 26, 2014 compared to income from discontinued operations, net of income taxes of $72.7 million for the nine months ended January 27, 2013. These changes were driven by a non-cash impairment loss of $193.8 million recorded in the second quarter of fiscal 2014. Additionally, lower sales, as well as higher marketing expense and higher raw product costs for the nine months ended January 26, 2014, partially offset by net pricing, contributed to the loss.

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

We caution investors that our presentation of Adjusted EBITDA and ratio of net debt to Adjusted EBITDA may not be comparable to similarly titled measures of other companies. We also caution investors that Adjusted EBITDA is currently presented on a basis consistent with prior periods, but the presentation of Adjusted EBITDA for periods subsequent to the closing date of the sale of the Consumer Products Business may differ from the current presentation.

The following table provides a reconciliation of Adjusted EBITDA (including continuing and discontinued operations) for the periods indicated, (in millions):

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013	January 26, 2014
Reconciliation:
Operating income—Quarter ended July 29, 2012	$—	$—	$—	$28.1	$—
Operating income—Quarter ended October 28, 2012	—	—	—	57.1	—
Operating income—Quarter ended January 27, 2013	—	65.1	—	65.1	—
Operating income—Quarter ended April 28, 2013	—	—	—	—	82.8
Operating income—Quarter ended July 28, 2013	—	—	66.2	—	66.2
Operating income—Quarter ended October 27, 2013	—	—	71.8	—	71.8
Operating income—Quarter ended January 26, 2014	82.4	—	82.4	—	82.4
Discontinued operations before income taxes	37.3	45.4	(105.4)	114.4	(66.4)
Add back: Interest expense in discontinued operations	0.1	0.3	0.5	0.6	0.6
Other income (expense)	0.2	(8.4)	9.8	18.8	0.8
Adjustments to arrive at EBITDA:
Depreciation and amortization(1)	27.8	37.4	102.3	117.7	139.1
Amortization of debt issuance costs and debt discount(2)	(5.9)	(5.7)	(17.0)	(17.6)	(23.6)

EBITDA	141.9	134.1	210.6	384.2	353.7
Non-cash charges	2.6	0.3	3.7	1.9	5.7
Derivative transactions (3)	5.4	1.4	2.5	(0.7)	2.3
Non-cash stock based compensation	5.3	(1.4)	11.8	3.4	15.7
Non-recurring (gains) losses (4)	0.5	17.6	190.6	22.3	180.9
Merger-related items	1.2	2.1	9.9	3.1	15.8
Business optimization charges	5.9	8.3	11.0	18.8	19.3
Other	2.7	1.6	6.9	6.3	11.0

Adjusted EBITDA	$165.5	$164.0	$447.0	$439.3	$604.4

Net Debt(5)					$3,880.5
Ratio of net debt to Adjusted EBITDA					6.4 x

(1)	Includes $0.0 million, $0.2 million, $0.0 million, $8.0 million and ($0.2) million of accelerated depreciation in the three months ended January 26, 2014 and January 27, 2013, the nine months ended January 26, 2014 and January 27, 2013 and the trailing twelve months ended January 26, 2014, respectively, related to the closure of our Kingsburg, California facility. See “Note 18. Exit or Disposal Activities” to our consolidated financial statements in our 2013 Annual Report.
(2)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(3)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(4)	Includes a non-cash impairment loss of approximately $193.8 million for the nine months and trailing twelve months ended January 26, 2014 related to the former Consumer Products segment which is reported as discontinued operations.
(5)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents, and includes both continuing and discontinued operations.

Liquidity and Capital Resources

Our most significant cash needs relate to the production of our products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e. our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

As of January 26, 2014, we had not made any contributions to our defined benefit pension plan for fiscal 2014. As of January 27, 2013, we had made contributions to our defined benefit pension plan of $15.0 million for fiscal 2013. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts during fiscal 2013 and 2012. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make a contribution of approximately $10 million in the fourth quarter of fiscal 2014.

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

On July 15, 2013, we completed the acquisition of Natural Balance, a California corporation and maker of premium pet food for dogs and cats sold throughout North America. The total cost of the acquisition was $331.4 million. The total cost of the acquisition is subject to a post-closing working capital adjustment which was initially due from us 90 days after closing. Final agreement of the working capital adjustment with the seller will not occur until more than 180 days after closing.

Discontinued Operations

On October 9, 2013, DMC entered into a Purchase Agreement with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, we sold to the Acquiror the interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror also assumed related liabilities (other than certain specified excluded liabilities). The transaction closed February 18, 2014. In connection with the closing, we received approximately $110 million in incremental proceeds representing the preliminary working capital adjustment subject to a true-up in accordance with the terms of the purchase agreement. We have used, or intend to use, a portion of the net proceeds from the sale to repay debt. See further discussion below.

Our debt consists of the following, as of the dates indicated, (in millions)(1):

	January 26,	April 28,
	2014	2013
Short-term borrowings:
ABL Facility	$—	$—

Total short-term borrowings	$—	$—

Long-term debt:
Term Loan Facility	$2,607.4	$2,681.9
7.625% Notes	1,300.0	1,300.0

	3,907.4	3,981.9
Less unamortized discount	3.9	4.7
Less current portion	19.8	74.5

Total long-term debt	$3,883.7	$3,902.7

(1)	Includes continuing operations only.

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

On February 24, 2014, we repaid $881.0 million of the $2,607.4 million outstanding balance from the after-tax net proceeds from the sale of our Consumer Products Business and entered into an amendment to our Senior Secured Term Loan Credit Agreement. The amendment, among other things, (1) lowered the LIBOR rate floor on term loans under the credit agreement from 1.00% to 0.75% and the base rate floor from 2.00% to 1.75%; (2) established the applicable interest margin at 2.75% on LIBOR rate loans and 1.75% on base rate loans; and (3) extended the maturity date of the initial term loans to March 8, 2020 from March 8, 2018.

Loans under the amended Term Loan Facility will bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 0.75%) or (ii) a base rate (with a floor of 1.75%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of January 26, 2014, the applicable margin with respect to LIBOR borrowings was 3.00% and with respect to base rate borrowings was 2.00%.

The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from June 30, 2014 to December 31, 2019. The balance is due in full on the maturity date of March 8, 2020. Under the Term Loan Facility, on June 27, 2013 we made a payment of $74.5 million representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013. As a result of the February 24, 2014 amendment, no excess annual cash flow payment will be due for the fiscal year ending April 27, 2014. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of January 26, 2014, the amount of outstanding loans under the Term Loan Facility was $2,607.4 million and the blended interest rate payable was 4.00%, or 5.09% after giving effect to our interest rate swaps. On February 24, 2014, immediately following the repayment described above, the amount of outstanding loans under the Term Loan Facility was $1,726.4 million. See “Note 7. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Senior Secured Asset-Based Revolving Credit Agreement

We have historically maintained a revolver for flexibility to fund our seasonal working capital needs and for other general corporate purposes. Following the sale of our Consumer Products Business, we no longer expect to have material changes in working capital needs due to seasonality. On March 6, 2014, we refinanced our Senior Secured Asset-Based Revolving Credit Facility with a new $225.0 million, five-year ABL Facility.

Borrowings under the new ABL Facility will bear interest at an initial interest rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate, or (ii) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) J.P. Morgan Chase, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is initially 1.50% (and may increase to 1.75% depending on average excess availability) and with respect to base rate borrowings is currently 0.50% (and may increase to 0.75% depending on average excess availability).

In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee at an initial rate of 0.25% per annum in respect of the unutilized commitments thereunder. We must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) 85% of the net orderly liquidation value of eligible inventory (provided that net orderly liquidation value cannot exceed the net book value), of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 6, 2019. We borrowed $234.6 million under our former ABL Facility during the nine months ended January 26, 2014 and repaid a total of $234.6 million. As of January 26, 2014, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $33.4 million. Following the closing of the sale of the Consumer Products Business and the refinancing of the ABL Facility, we expect the net availability under the new $225.0 million ABL Facility to be $140 to $160 million.

The ABL Facility includes a sub-limit for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Certain letters of credit outstanding under the former ABL Facility were cancelled and reissued under the new ABL Facility. We are the lead borrower under the ABL Facility and other domestic subsidiaries may be designated as borrowers on a joint and several basis.

The commitments under the ABL Facility may be increased, subject only to the consent of the new or existing lenders providing such increases, such that the aggregate principal amount of commitments does not exceed $325 million. The lenders under this facility are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. Notwithstanding any such increase in the facility size, our ability to borrow under the facility will remain limited at all times by the borrowing base (to the extent the borrowing base is less than the commitments).

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

Under the terms of the indenture related to our 7.625% Notes, beginning on February 15, 2014, we may redeem all or a part of the 7.625% Notes at a premium ranging from 103.813% to 101.906% of the aggregate principal amount. Finally, beginning on February 15, 2016, we may redeem all or a part of the 7.625% Notes at face value. Any redemption as described above is subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption.

On March 13, 2014, we intend to use a portion of the remaining net proceeds from the sale of our Consumer Products Business to redeem $400.0 million of our 7.625% Notes at a redemption price equal to 103.813% of their aggregate principal amount plus accrued and unpaid interest to the redemption date, as announced on February 11, 2014.

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

All our obligations under the senior secured term loan credit agreement and senior secured asset-based revolving facility agreement are unconditionally guaranteed by Parent and by substantially all our existing and future, direct and indirect, wholly-owned material restricted domestic subsidiaries, subject to certain exceptions. The 7.625% Notes are required to be fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Term Loan Facility and ABL Facility. Subsequent to the July acquisition described above, Natural Balance became a guarantor subsidiary under our debt agreements.

Maturities

As of January 26, 2014, scheduled maturities of long-term debt (representing debt under the Term Loans and 7.625% Notes) are as follows (in millions)(1):

2014 (remainder)	$—
2015	26.4
2016	26.4
2017	26.4
2018	2,528.2
Thereafter	1,300.0

(1)	Does not reflect any excess cash flow or other principal prepayments that may be required under the terms of the senior secured term loan credit agreement, as described above.

Following the partial repayment, repricing and extension of the maturity of our Term Loan Facility and the partial redemption of our 7.625% Notes, we expect scheduled maturities of long-term debt to be as follows:

2014 (remainder)	$—
2015	17.3
2016	17.3
2017	17.3
2018	17.3
Thereafter	2,557.2

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

We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of January 26, 2014. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Term Loan Facility, the ABL Facility and indenture related to the 7.625% Notes, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Part I, Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations” in our 2013 Annual Report.

Cash Flow

Cash flows for all periods presented include both continuing and discontinued operations. During the nine months ended January 26, 2014, our cash and cash equivalents decreased by $565.1 million and during the nine months ended January 27, 2013, our cash and cash equivalents decreased by $54.0 million.

	Nine Months Ended
	January 26,	January 27,
	2014	2013
	(in millions)
Net cash provided by (used in) operating activities	$(76.7)	$112.2
Net cash used in investing activities	(413.5)	(74.7)
Net cash used in financing activities	(74.8)	(89.7)

Operating Activities

Cash used in operating activities was $76.7 million for the nine months ended January 26, 2014 compared to cash provided by operating activities of $112.2 million for the nine months ended January 27, 2013. This change was driven by higher inventories related to the Consumer Products Business (included in discontinued operations) due to lower volume of sales than the prior year, as well as higher cash taxes.

Typically, the cash requirements of the Consumer Products Business (in discontinued operations) varied significantly during the year to coincide with the seasonal growing cycles of fruit, vegetables and tomatoes. The vast majority of our fruit, vegetable and tomato inventories were produced during the packing season, from June through October, and then depleted during the remaining months of the fiscal year. As a result, historically (including the Consumer Products Business), the vast majority of our total operating cash flow was generated during the second half of the fiscal year. Following the sale of our Consumer Products Business, we do not expect this seasonality in cash flows experienced as a result of annual cash requirements for the seasonal pack to continue.

Investing Activities

Cash used in investing activities was $413.5 million for the nine months ended January 26, 2014 and $74.7 million for the nine months ended January 27, 2013. During the nine months ended January 26, 2014, we used $334.6 million for the acquisition of Natural Balance and $14.6 million to acquire a minority equity interest in a co-packer for some of our dog products. Capital spending was $64.5 million for the nine months ended January 26, 2014 compared to $62.7 million for the nine months ended January 27, 2013. Capital spending for the remainder of fiscal 2014 is expected to be $25 million to $35 million and is expected to be funded by cash on hand and cash generated by operating activities.

Financing Activities

During the first nine months of fiscal 2014, we borrowed $239.9 million in short-term borrowings and repaid $240.9 million in short-term borrowings, primarily as a result of incurring seasonal borrowing for the Consumer Products Business. During the first nine months of fiscal 2014, we made $74.5 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013.

During the first nine months of fiscal 2013, we had net borrowings of $1.4 million on our short term borrowings and made $91.1 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 29, 2012.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions, making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended January 26, 2014 and

January 27, 2013 resulted in no significant adjustments to our estimates relating to trade promotion liability which related to prior year activity. Our evaluations during the nine months ended January 26, 2014 resulted in a net reduction to the trade promotion liability and increase in net sales from continuing operations of $1.4 million. Our evaluations during the nine months ended January 27, 2013 resulted in a net reduction to the promotion liability and increase in net sales from continuing operations of $0.3 million. All of the adjustments noted above relate only to continuing operations and are not material to trade promotion expense for the respective periods.

Goodwill and Intangibles

We produce, distribute and market products under many different brand names (also referred to as trademarks). During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Accordingly, each of our active brand names now has a value on our balance sheet.

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

We did not recognize any impairment charges in continuing operations for our Amortizing Intangibles, Non-Amortizing Brands or goodwill during the three and nine months ended January 26, 2014 and January 27, 2013. As of January 26, 2014 our Pet Products segment had $2,113.0 million of goodwill, $1,389.9 million of Non-Amortizing Brands, $30.2 million of Amortizing Brands, net of amortization and $747.0 million of customer relationships, net of amortization. The Meow Mix and Milk-Bone brands together, which are included in the Pet Products segment, comprise 55% of Non-Amortizing Brands. Beginning in the second quarter of fiscal 2014, the goodwill, Non-Amortizing Brands and Amortizing Brands of our former Consumer Products segment were reclassified to assets held for sale. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

During the three and nine months ended January 26, 2014, for continuing operations, we recognized expense for our qualified DB plan of $0.2 million and $0.7 million respectively, and other benefits expense of $0.4 million and $1.2 million. Our remaining fiscal 2014 periodic pension expense for our DB plan is currently estimated to be approximately $0.6 million and periodic other benefits expense is currently estimated to be approximately $0.2 million. These amounts do not include the impact of curtailments and settlements which will be reflected in discontinued operations. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

In connection with the sale of the Consumer Products Business, we have transferred significant retirement plan liabilities, as well as assets, related to transferred employees and retirees of the Consumer Products Business to the Acquiror. See “Note 4. Discontinued Operations” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a summary, as of January 26, 2014, of the assets and liabilities to be transferred to the Acquiror. As a result of the plan spinoffs, we will recognize a significant non-cash settlement loss, partially offset by a non-cash curtailment gain in the fourth quarter of fiscal 2014.

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

Our Post Merger Stock Option Assumptions. We measure stock option expense for both service-based options and performance-based options at the date of grant using the Black-Scholes valuation model. This model estimates the fair value of the options based on a number of assumptions, such as interest rates, employee exercises, the current price and expected volatility of common stock and expected dividends. The fair value of service-based stock options granted during the nine months ended January 26, 2014 was $2.1 million. The fair value of performance-based stock options granted during the nine months ended January 26, 2014 was $1.1 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock option expense for stock options granted during the nine months ended January 26, 2014:

	Service-based	Performance-based
	Options	Options
Expected life (in years)	5.85	5.85
Expected volatility	45.00%	45.00%
Risk-free interest rate	1.03%	1.03%
Dividend yield	0.00%	0.00%
Weighted average exercise price	$5.96	$5.96
Weighted average option value	$2.57	$2.57

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. For continuing operations, during the three and nine months ended January 26, 2014 and January 27, 2013, we experienced no significant adjustments to our estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation and other price and foreign currency exchange rates. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of January 26, 2014, we had both cash flow and economic hedges.

During the nine months ended January 26, 2014, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

Interest Rates: Our debt primarily consists of floating rate term loans and fixed rate notes. We historically maintained our floating rate revolver for flexibility to fund seasonal working capital needs and for other uses of cash. Following the sale of the Consumer Products Business, we no longer expect to have material changes in working capital due to seasonality. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

From time to time, we manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. On April 12, 2011, we entered into interest rate swaps with a total notional amount of $900.0 million as the fixed rate payer. The interest rate swaps fix LIBOR at 3.029% for the term of the swaps. The swaps have an effective date of September 4, 2012 and a maturity date of September 1, 2015. On August 13, 2010, we entered into an interest rate swap with a notional amount of $300.0 million as the fixed rate payer. The interest rate swap fixes LIBOR at 1.368% for the term of the swap. The swap has an effective date of February 1, 2011 and matured on February 3, 2014.

The fair values of our interest rate swaps from continuing operations were recorded as current liabilities of $15.2 million and non-current liabilities of $25.8 million at January 26, 2014. The fair values of our interest rate swaps from continuing operations were recorded as current liabilities of $28.4 million and non-current liabilities of $33.5 million at April 28, 2013.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $11.2 million for the nine months ended January 26, 2014.

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

On January 26, 2014, the fair values of our commodities hedges from continuing operations were recorded as current assets of $6.8 million and current liabilities of $8.5 million. On April 28, 2013, the fair values of our commodities hedges from continuing operations were recorded as current assets of $3.8 million and current liabilities of $10.6 million.

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

	January 26,	April 28,
	2014	2013
Effect of a hypothetical 10% change in market price:
Commodity contracts	$12.9	$26.4

Foreign Currency: From time to time, we manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We account for these contracts as either economic or cash flow hedges. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense. Changes in the value of the economic hedges are recorded directly in earnings. As of January 26, 2014, we did not have any outstanding foreign currency hedges because we did not believe it was in our best interest at the time. We may again in the future enter into foreign currency forward contracts.

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part I, Item 4, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Big Heart Pet Brands and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our Quarterly Report on Form 10-Q for the period ended October 27, 2013, noted that based upon the Controls Evaluation, our CEO and CFO concluded that as of the end of the period covered by that Quarterly Report on Form 10-Q, our Disclosure Controls were effective, with the exception of an infrequent and unusual item specific to the pending sale of the Consumer Products Business. The exception related to Disclosure Controls over non-routine transactions to ensure that the adjustment to the book value of assets held for sale of the Consumer Products Business discontinued operations was recorded properly. This exception was considered to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements would not be prevented or detected on a timely basis.

Management has evaluated Disclosure Controls in this area and has made an enhancement to its Disclosure Controls and Procedures. We believe the enhancement adequately addresses the exception noted above. Since management determined that the enhanced Disclosure Controls and Procedures were operating effectively as of the end of the period covered by this Quarterly Report on Form 10-Q (as noted above), management believes that the material weakness has been remediated.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Big Heart Pet have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	competition, including pricing and promotional spending levels by competitors;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•	our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings and shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

•	our ability to implement productivity initiatives to control or reduce costs;

•	cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals;

•	logistics and other transportation-related costs;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	interest rate fluctuations;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	contaminated ingredients;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	transformative plans;

•	strategic transaction endeavors, if any, including identification of appropriate targets and successful implementation;

•	reliance on certain third parties, including co-packers, our broker and third-party distribution centers or managers;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including packaging and labeling regulations, environmental regulations and import/export regulations or duties;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	failure of our information technology systems;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect inputs or otherwise disrupt operations;

•	any disruption to our manufacturing or supply chain;

•	impairments in the book value of goodwill or other intangible assets;

•	pension costs and funding requirements;

•	negative comments posted on social media which may influence consumers’ perception of our brands;

•	protecting our intellectual property rights or intellectual property infringement or violation claims; and

•	the control of substantially all of our common stock by a group of private investors and conflicts of interest potentially posed by such ownership.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6. EXHIBITS

(a) Exhibits.

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date

3.1	Certificate of Amendment filed with the Delaware Secretary of State on February 18, 2014	8-K	3.1	February 19, 2014

3.2	By-laws of the Company, as amended on February 18, 2014	8-K	3.2	February 19, 2014

10.1	Transition Services Agreement, dated as of February 18, 2014, by and between Del Monte Corporation, Del Monte Foods, Inc. and Del Monte Pacific Limited	8-K	10.2	February 19, 2014

10.2	Transitional Trademark License Agreement, dated as of February 18, 2014, by and between Del Monte Foods, Inc. and Del Monte Corporation	8-K	10.3	February 19, 2014

10.3	Amendment No. 2, dated as of February 24, 2014, to the Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., the Company, the lending institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	8-K	10.1	February 27, 2014

10.4	Credit Agreement, dated as of March 6, 2014, among Blue Acquisition Group, Inc., Big Heart Pet Brands, Natural Balance Pet Foods, Inc., the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and Collateral Agent, and the other Agents named therein	8-K	10.1	March 7, 2014

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG HEART PET BRANDS

By:	/s/ David J. West
David J. West
President and Chief Executive Officer; Director

By:	/s/ Larry E. Bodner
Larry E. Bodner
Executive Vice President,
Chief Financial Officer and Treasurer

Dated: March 10, 2014