Form 10-K
period 2014-04-27
BIG HEART PET BRANDS
filed 2014-07-03
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Company is privately held. All of its common stock is owned by Blue Acquisition Group, Inc. There is no trading in the Company’s common stock and therefore an aggregate market value based on sales or bid and asked prices is not determinable.

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on July 1, 2014, was 10.

BIG HEART PET BRANDS

For the Fiscal Year Ended April 27, 2014

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

Helpful Information

Big Heart Pet Brands was previously known as Del Monte Corporation, changing its name in connection with the sale of the Consumer Products Business on February 18, 2014. As used throughout this Annual Report on Form 10-K, “Big Heart Pet” or “the Company” means Big Heart Pet Brands and its consolidated subsidiaries, “DMC” means Del Monte Corporation, and “DMFC” means Del Monte Foods Company.

Big Heart Pet’s fiscal year ends on the Sunday closest to April 30, and its fiscal quarters typically end on the Sunday closest to the end of July, October and January. As used throughout this Form 10-K,“fiscal 2015” means Big Heart Pet’s fiscal year ending May 3, 2015; “fiscal 2014” means Big Heart Pet’s fiscal year ended April 27, 2014;“fiscal 2013” means Big Heart Pet’s fiscal year ended April 28, 2013; “fiscal 2012” means Big Heart Pet’s fiscal year ended April 29, 2012; “fiscal 2011” means the twelve months ended May 1, 2011; and “fiscal 2010” means Big Heart Pet’s fiscal year ended May 2, 2010. On March 8, 2011, we were acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview”). The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”).

On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. As a result of this merger, DMC became a direct wholly-owned subsidiary of Parent. Prior to the merger on April 26, 2011, our filings with the Securities and Exchange Commission can be found under Del Monte Foods Company.

Market Data

Unless otherwise indicated, all statements presented in this Annual Report on Form 10-K regarding Big Heart Pet’s brands and market share reflect the U.S. only and are Big Heart Pet’s major outlet estimates of equivalent case volume for pet food (except wet cat food) while dollars are used for pet snacks and wet cat food, which we believe is a more appropriate measure for these categories. These estimates are based on scanner data from multiple sources, primarily Nielsen Scanner data and are intended to reflect estimates for all major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores). We have not independently verified information obtained from Nielsen. The data for pet products includes dry dog food, wet dog food, dry cat food, wet cat food, chewy dog snacks, biscuit crunchy dog snacks, long-lasting chew dog snacks and cat treats. References to fiscal 2014 market share refer to the 52-week period ended April 26, 2014. References to trends for the categories in which we compete are based on internal estimates of dollar sales calculated from data obtained primarily through Nielsen Scanner data and are intended to reflect estimates for major retail channels (which include grocery, Walmart, club stores, dollar stores and pet specialty stores).

Trademarks

Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen, Meaty Bone, Snausages, Jerky Treats, Alley Cat, Pounce, among others, are registered or unregistered trademarks of Big Heart Pet Brands (including its subsidiaries).

PART I

Item 1.	Business

Overview

Big Heart Pet Brands and its consolidated subsidiaries (“Big Heart Pet” or the “Company”) is the largest U. S. standalone producer, distributor and marketer of premium quality, branded pet food and pet snacks, generating approximately $2.2 billion in net sales from continuing operations in fiscal 2014. Our portfolio of brands, with a foundation in dog and cat food and treats, strives to cater to every pet life stage and every family’s budget through the availability and accessibility of our products. Our pet food and pet snacks brands include well-known household brands such as Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names. Our products are sold nationwide, in all channels serving retail markets, as well as certain export markets. At April 27, 2014, our principal facilities consisted of five production facilities and four distribution centers in the United States.

We believe our diversified, multi-category product line provides us with a competitive advantage in selling to the retail grocery industry. We sell our products in the U.S. retail dry grocery market primarily through club stores, supercenters, grocery chains, dollar stores, pet specialty stores and mass merchandisers. We believe we have developed strong relationships with our customers which provides a solid foundation for our business. We have the #1 U.S. market share in dog snacks (excluding rawhide) which is one of the highest growth portions of the $21 billion pet category. In addition, our Natural Balance brand is the #2 brand in pet specialty where we have distribution, which also has experienced high growth well above the average for the pet category.

As described below, we recently completed the sale of our Consumer Products Business. As we transition to a new pet only company, we have aligned our purpose, commitments and values to our pet only focus.

Our Purpose

We nurture the bond between pets and the people who love them – making every day special.

Our Commitment

We are committed to the well-being of pets and the people who love them. We show our hearts. We listen. We do what matters. All of this is at the core of our values and guiding principles.

Our Values

Integrity – Integrity in the quality of our brands, our solutions, and our actions – drives every decision we make. We readily embrace the responsibility of being trusted. And we trust that the people we work with – inside and outside the company – will do what they say.

Courage – We know that people and their pets, our colleagues, and our partners depend on us to make the right call, even when it’s a tough one.

Action – We live our purpose every day. We act on it by anticipating and responding to the needs of people, pets, and everyone we work with. Our actions are disciplined, decisive, and timely.

Our Commitment to Community

We are committed to the communities in which we operate. To that end, we engage in a number of programs and partnerships supporting our communities by encouraging employees to volunteer and by providing financial support to certain non-profit organizations committed to the well-being of pets. Our new Giving Program aims to enable us to live our values and show our hearts by supporting pet causes aligned with our purpose and other causes that support the communities where we live and work.

History of Big Heart Pet Brands

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

From 1997 to 2001, we completed several acquisitions related to Consumer Products brands.

On December 20, 2002, we acquired certain businesses from H.J. Heinz Company (the “2002 Merger”), including their U.S. and Canadian pet food and pet snacks, North American tuna, U.S. retail private label soup and U.S. infant feeding businesses (the “2002 Acquired Businesses”). The 2002 Acquired Businesses included brand names such as 9Lives, Kibbles ‘n Bits, Pup-Peroni, Snausages, Pounce, StarKist and College Inn. Subsequently, we sold the North American tuna and U.S. retail private label soup and U.S. infant feeding businesses.

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

On July 15, 2013, we completed the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”), maker of premium pet products for dogs and cats sold throughout North America.

On October 9, 2013, DMC entered into a Purchase Agreement (the “Purchase Agreement”) with Del Monte Pacific Limited and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, we sold to the Acquiror the interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror assumed related liabilities (other than certain specified excluded liabilities). The transaction closed on February 18, 2014. In connection with the sale of the Consumer Products Business, DMC changed its name to Big Heart Pet Brands.

Big Heart Pet was incorporated in Delaware in June 2002 under the name SKF Foods, Inc. Big Heart Pet maintains its principal executive office at One Maritime Plaza, San Francisco, CA 94111. Big Heart Pet’s telephone number is (415) 247-3000 and our website is www.bigheartpet.com.

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

The Industry

Overall

The United States consumer packaged goods industry is generally characterized by relatively stable long-term growth, based on modest price and population increases. Companies are facing challenges due to the current competitive promotional environment and the reduced capability to price to cover costs and maintain margins. Companies have found a greater need to differentiate their products through innovation to drive growth. In total, we believe that the long-term fundamentals for the overall consumer packaged goods industry are favorable, particularly for branded manufacturers with an ability to innovate based on consumer insights through strong, well-known brands, to effectively price and to successfully partner with customers who are industry leaders. While overall consumption growth across the consumer packaged goods industry is expected to be stable over the long-term, we believe that certain categories that best meet consumer needs and align to consumer trends, such as pet products where we are focused, will continue to benefit from both higher margins and higher growth potential.

Our categories are affected primarily by pet population and secondarily by consumer’s economic situation (which impacts their shopping and consumption behaviors). Home ownership is a key driver of pet population growth and new housing starts are up nearly 10% as of May 2014 versus a year ago according to the census bureau. As a result, we expect pet population to grow at a modest rate over the next several years.

The pet category reflects the changing North American economic climate characterized by differentiated growth for value oriented and premium products. We have seen consumers migrate away from the grocery channel to value channels and pet specialty stores. Pet specialty stores tend to specialize in pet care across food, snacks, services and education, and have a stronger focus on natural and organic products. The pet specialty stores have realized strong historical growth by offering a wider selection of pet food and snacks and therefore have a greater focus on innovative products that are differentiated from those available in the mainstream channels.

“Humanization” of pets continues to be a key driving factor in the growth of the pet market. The growing importance of pets as part of the family and increased rates of value-added new pet product entries have contributed to significant growth in this category. We believe that trends in the human food and snacks categories are closely mirrored by those in pet; including premium snacks and food with recognizable ingredients, home-made positioning, as well as functional benefits such as vitamins, oral care, allergy mitigation, weight management and arthritis. The humanization trend and consideration of pets as family members will offer opportunities for value-add product innovation which is the core of our focus across pet food and snacks.

We face competition throughout our product lines from well-established branded businesses operating globally, nationally or regionally with single or multiple branded product lines. We also face competition from private label manufacturers that compete for consumer preference, distribution, shelf space and merchandising support. We compete based upon our brand recognition and loyalty, quality, innovation, taste, nutrition, breadth of our product line, price and convenience. In part due to the humanization trend, we have seen private label penetration continue to decline below levels seen in human consumer packaged goods categories.

The market share data presented below are estimates based primarily on Nielsen Scanner data and include all major retail channels (which include grocery stores, Walmart, club stores, dollar stores and pet specialty stores). References to trends for the categories in which we compete are based on internal estimates calculated from data obtained primarily through Nielsen Scanner data and are intended to reflect estimates for all major retail channels.

Market Size and Market Share

Unless otherwise indicated, all statements presented in this Annual Report on Form 10-K regarding market size and Big Heart Pet’s brands and market share reflect the U.S. only and are Big Heart Pet’s major outlet estimates of equivalent case volume for pet food (except wet cat food) while dollars are used for pet snacks and wet cat food, which we believe is a more appropriate measure for these categories. These estimates are based on scanner data from multiple sources, primarily Nielsen Scanner data, and are intended to reflect estimates for all major retail channels (which include grocery stores, Walmart, club stores, dollar stores and pet specialty stores).

Our pet products participate in a market with annual retail sales of approximately $21 billion in calendar 2013. This market has a compound annual growth rate of approximately 4% over the last ten years and has experienced consistent growth. The categories in which we compete are dry and wet dog food, dry and wet cat food, dog snacks and cat snacks. We believe that growth in the pet food and snacks categories will continue to be fueled by the importance of pets as part of the family and growth in the pet population. Over half of all American households own a dog or a cat. We have seen the growth in the pet snacks category, where we have the #1 market share, exceed the growth of the overall pet category. The percentage of U.S. households owning a dog or cat has increased slightly over the past few years, hitting a new high in 2013.

Reportable Segment

We have a single operating segment: Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

For financial information for the operating segment, refer to “Note 16. Segment and Geographic Information” of our consolidated financial statements in this Annual Report on Form 10-K.

Company Products

Our portfolio of brands represents some of the leading pet food and pet snacks brands in the United States, and strives to cater to every pet life stage and every family’s budget through the availability and accessibility of our products. Our pet products portfolio includes well-recognized national brands such as Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni and Milo’s Kitchen, as well as other brand names and private label products. We hold the #1 market share in the dog snacks category (excluding rawhide), the #2 market share in both the dry and wet cat food categories, and the #3 market share in the dry dog category.

The products in the pet food categories are marketed under nationally recognized brands. Meow Mix brand is a great tasting cat food brand and has long standing association with a distinctive jingle and slogan “The taste cats ask for by name.” 9Lives is another great tasting cat food brand and has ties to a widely recognizable spokescat—Morris. Kibbles ‘n Bits is a taste oriented brand made with a distinct combination of crunchy, moist and meaty pieces. Natural Balance is a premium brand anchored in natural ingredients and multiple varieties including grain free, limited ingredient diets and canned food. In late fiscal 2014, we invested marketing and trade spending in support of the launch of Meow Mix Tender Centers with Vitality Bursts and Meow Mix Soufflés, Nature’s Recipe Pure Essentials and Kibbles ‘n Bits American Grill with fully integrated marketing campaigns which will largely benefit fiscal 2015.

Our pet snacks portfolio includes many strong brands in one of the fastest growing areas of the pet food industry. We have a diverse and expanding pet snacks portfolio, including brands such as Milk-Bone, Pup-Peroni and Milo’s Kitchen. Milk-Bone dog snacks include the widest available selection of branded biscuits, supported by the brand’s longstanding health and wellness positioning. Pup-Peroni dog snacks are indulgent soft and chewy snacks. Milo’s Kitchen full line of dog snacks delivers well against the observed consumer need for real ingredient products. In response to consumer preference, all Milo’s Kitchen products are made in the U.S. with U.S.-sourced meat. Our pet snacks portfolio also includes the well-established brands Canine Carry Outs, Meaty Bone, Snausages, Jerky Treats and Pounce. In late fiscal 2014, we invested marketing and trade spending in support of the launch of new Milk-Bone Brushing Chews with a fully integrated marketing campaign which will largely benefit fiscal 2015 and Milo’s Kitchen products with meat now sourced 100% from the U.S.

We compete in the pet food and pet snacks categories with highly recognized brands that deliver great taste, nutrition, variety and value. We face competition from other branded pet food and pet snack products manufactured by companies such as Nestle Purina, Mars, Colgate-Palmolive Company, Procter & Gamble and Blue Buffalo. In addition, we face competition from smaller branded and private label pet food and pet snack products.

Sales and Marketing

We use a direct sales force and independent food brokers to sell our products to our customers in different channels. A direct sales force is used for most of our sales to grocery, club store, supercenter and mass merchandiser customers. We use a combination of a direct sales force and some food brokers for other channels such as pet specialty, dollar stores, drug stores, convenience stores, military, and private label. These brokers are paid commissions which vary based on the scope of services provided. We use a broker for our sales of pet products in Canada. Within the grocery channel and certain other channels, we manage retail in-store conditions through our primary broker and generally pay a variable rate fee for this retail coverage.

We believe that a focused and consistent marketing strategy is critical to the growth of our brands, and we have increased our investment in our brands, including marketing and trade spending, maintaining competitive levels. Our marketing programs include insights market research, new product development, pricing strategy, advertising, publicity, consumer promotion and package design. Collectively, our marketing programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target consumers. We also partner with our customers to develop trade promotion programs which deliver merchandising and price promotions to our consumers.

Foreign Sales and Operations

Revenues from Foreign Countries

Our foreign sales are consummated mainly through our wholly-owned Canadian subsidiary, importers and distributors, and in some instances, U.S. exporters. For financial information regarding foreign sales, refer to “Note 16. Segment and Geographic Information” of our consolidated financial statements in this Annual Report on Form 10-K.

Foreign Operations

We have a subsidiary located in Canada.

Geographic Location of Fixed Assets

At April 27, 2014, substantially all of our fixed assets are located in the United States.

Customers

Most major retailers that sell food in the U.S. carry our products, and we have developed strong relationships over the long term with the majority of customers across the retail grocery trade and pet specialty stores.

Walmart, which includes Walmart’s stores, supercenters and neighborhood markets along with Sam’s Club, is our most significant customer. On a consolidated basis for fiscal 2014, sales to Walmart represented approximately 39.0% of our overall list sales, which approximates our gross sales, compared to 43.7% of list sales in fiscal 2013. The percentage of sales to Walmart decreased from fiscal 2013 to fiscal 2014 as a result of the acquisition of Natural Balance, as Natural Balance sales are primarily in the independent and pet specialty channels. In addition, our top 10 customers represented approximately 72.3% of our list sales for fiscal 2014.

Supply

We purchase certain commodities such as soybean meal, corn and wheat. For these commodities, we maintain a hedging program designed to limit the economic impact of price volatility associated with anticipated commodity purchases. Coverage of these hedges may range up to 24 months of projected production requirements. See “Item 1A. Risk Factors—If our assessments and assumptions about commodity prices, as well as ingredient and other prices and interest and currency exchange rates, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in commodities, interest rates and other hedged items will impact our results of operations.” We generally purchase meat, meat by-products (including fats and oils), vitamins/flavorings, flour and other ingredients through supply agreements or on the open market.

We have a long-term supply agreement with a supplier covering the purchase of metal cans. Currently, our agreement grants our supplier the exclusive right, subject to certain specified exceptions, to supply metal cans for our products. The agreement expires December 31, 2015. Pricing under the agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Production and Distribution

Production

At the end of fiscal 2014, our products were primarily manufactured in our five production facilities located in the U.S. We also use 16 co-packers and 12 re-packers located within the U.S., Canada and Thailand to supplement production capacity. Our facilities are located in Pennsylvania, Kansas, Alabama and New York and supply products for both the U.S. and Canadian markets.

Utilizing co-packers provides us with the flexibility to produce a large variety of products. We have a co-pack agreement to source all of our Pup-Peroni pet snacks and all of our Milo’s Kitchen pet snacks from one co-packer located in the U.S. All of our Natural Balance products are currently co-packed.

Our co-packers have been selected based on their quality controls, production capabilities and their specific product category expertise, and we partner with them to improve and expand our product offerings. Certain of our pet snack brands are supplied by a sole-source co-packer located in the U.S.

We have invested significant resources to improve operating margins by reducing costs and increasing productivity. Our efficiency initiatives have focused on selecting better and more efficient manufacturers, managing freight costs, leveraging warehouse expenses and reducing ingredient and packaging costs through increased volume buys, contract consolidation, direct purchasing and price negotiation.

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

Research and Development

Our research and development organization provides product, packaging and process development. The organization also coordinates with and provides direct support to research and development activities of our co-packers related to our products. For fiscal 2014, fiscal 2013 and fiscal 2012, research and development expenditures were $25.8 million $21.7 million, and $18.6 million, respectively. We operate a research and development facility in California where we develop new products and product line extensions and research existing products. We employ scientists, engineers and researchers and are equipped with pilot shops and test kitchens. In addition to the costs above, our research and development organization oversees our quality and safety programs.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with our products, including the following registered trademarks: Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs and Milo’s Kitchen.

Brand name recognition and the product quality associated with our brands are key factors in the success of our products. The current registrations of these trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We are not aware of any material challenge to our ownership of our major trademarks. Our registered and unregistered trademarks relate primarily to North America and South America. We generally did not acquire trademark rights for the 2002 Acquired Businesses outside of the territories identified above. As a result, we may be restricted from selling products under the brands relating to the 2002 Acquired Businesses in other territories to the extent these trademark rights are owned by another party.

We have granted various security and tangible interests in our trademarks and related trade names, copyrights, patents, trade secrets and other intellectual property to our creditors, in connection with our credit facilities.

As of April 27, 2014, we owned 29 issued U.S. patents covering methods for animal foods and related designs, formulations, manufacturing processes, equipment and packaging. These patents expire between 2018 and 2031 and cannot be renewed. Our patents are generally not material to our business.

Governmental Regulation; Environmental Compliance and Sustainability

As a manufacturer and marketer of pet products, our operations are subject to extensive regulation by various federal government agencies, including the Food and Drug Administration, the United States Department of Agriculture, U.S. Customs and Border Protection, Environmental Protection Agency and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to registrations, production processes, product attributes, packaging, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity, performance and labeling. Our products must comply with all applicable laws and regulations, including food and drug laws, of the jurisdictions in which they are manufactured and marketed, such as the Federal Food, Drug and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging and Labeling Act of 1966, as amended. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to certain health and safety regulations, including those issued under the Occupational Safety and Health Act. Our manufacturing facilities and products are subject to periodic inspection by federal, state and local authorities. We seek to comply with all such laws and regulations and to obtain any necessary permits and licenses. We believe our facilities and practices are sufficient to maintain material compliance with current applicable governmental laws, regulations, permits and licenses. Nevertheless, we cannot guarantee that we are currently in compliance with all applicable laws, regulations, or requirements for permits or licenses nor that we will be able to comply with any future laws and regulations or requirements for necessary permits and licenses. Our failure to comply with applicable laws and regulations or obtain any necessary permits and licenses could subject us to civil remedies including fines, injunctions, recalls or seizures, as well as potential criminal sanctions. See “Item 1A. Risk Factors—Government regulation, scrutiny, warnings and public perception could increase our costs of production and increase legal and regulatory expenses.”

As a result of our pet products processing and packaging activities, we are subject to numerous environmental laws and regulations. These laws and regulations govern the treatment, handling, storage and disposal of materials and waste and the remediation of contaminated properties. Violations or non-compliance with these laws and regulations could result in the imposition of fines or civil liability against us by governmental entities or private parties. We seek to comply with these laws and regulations. Outside the United States, we are also subject to applicable multi-national, national and local environmental laws and regulations in the host countries where we do business. However, we cannot predict the extent to which the enforcement of any existing or future environmental law or regulation may affect our operations. Among the environmental matters currently affecting us are the following:

•	We are in the process of remediating soil and groundwater contamination at our Decatur, AL property associated with the presence of hydrocarbons that resulted from the operations of a prior owner of the property. This facility was acquired in May 2006 in the Meow Mix acquisition. In connection with our purchase accounting for the Meow Mix acquisition, reserves were established that we believe will be adequate to cover any liability that may result from this contamination.

•	We have completed soil and groundwater investigation and remediation at our Terminal Island, CA property as part of the closure and demolition of a facility which was operated by a joint venture to which a former subsidiary was a party. We assumed these liabilities in connection with the 2002 Merger. In addition, we have additional remediation and restoration obligations at our Terminal Island property related to facilities which we still occupy. We believe that we have adequate reserves to cover any material liability that may result from these investigations and remediation.

•	A group of potentially responsible parties (the “PRP Group”) at the BKK landfill in Southern California has notified us that we are a potentially responsible party at the site and that we may be liable for the costs of environmental investigation and remediation. The PRP Group has incurred costs to perform maintenance and repair of the site and expects to investigate potential groundwater contamination in the future. We believe we have accrued our best estimate of the liability that may result from the current phase of investigation and remediation. We cannot at this time reasonably estimate any additional potential exposure at the site above the amount already accrued.

•	Governmental authorities and private claimants have notified us that we may be liable for environmental investigation and remediation costs at certain contaminated sites, including certain third-party sites at which we disposed of wastes. We may be liable for remediation costs at these sites as a result of alleged leaks, spills, releases or disposal of certain wastes or other substances at these sites. Based upon the information currently available, we do not expect that our liability for the remaining sites will be material. We may receive additional claims that we are potentially liable for environmental investigation and remediation costs at other sites in the future.

Our environmental expenditures in recent years have related to wastewater treatment systems, settlement of environmental litigation and remediation activities. We project that we will spend approximately $0.5 million in fiscal 2015 on capital projects and other expenditures in connection with environmental compliance for our existing businesses, primarily for compliance with wastewater treatment and remediation activities. We believe that our environmental matters for fiscal 2015 will not have a material adverse effect on our financial position or results of operations; however a number of factors may affect our environmental compliance costs or accruals. See “Item 1A. Risk Factors—We are subject to environmental regulation and environmental risks, which may adversely affect our business. Climate change or concerns regarding climate change may increase environmental regulation and environmental risks.”

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

Employees

As of April 27, 2014, we employed approximately 2,200 full-time employees and approximately 250 part-time employees in the U.S. and abroad. We consider our relationship with our employees to be good.

As of April 27, 2014, we had seven collective bargaining agreements with seven union locals covering approximately 45% of our hourly employees. Of these employees, approximately 28% are covered under collective bargaining agreements scheduled to expire in fiscal 2015, approximately 1% are covered under collective bargaining agreements scheduled to expire in fiscal 2016 to 2019, and approximately 71% are covered under collective bargaining agreements scheduled to expire in fiscal 2020. These agreements are subject to negotiation and renewal. Failure to renew any of our significant collective bargaining agreements could result in a strike or work stoppage that could materially adversely affect our operations.

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

The categories in which we participate are highly competitive and, if we are not able to compete effectively, our results of operations could be adversely affected.

The categories in which we participate are highly competitive. There are numerous brands and products that compete for shelf space and sales, with competition based primarily upon brand recognition and loyalty, quality, innovation, taste, nutrition, breadth of product line, price and convenience. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Our branded products face strong competition from other national and regional brands, as well as private label products that are generally sold at lower prices and imports. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material adverse effect on our business, financial condition and results of operations.

We rely upon co-packers to provide our supply of some products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.

We have a number of supply agreements with co-packers that require them to provide us with specific finished products. For some of our products we essentially rely upon a single co-packer as our sole-source for the product. We also anticipate that we will rely on sole suppliers for certain future products. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, from time to time, a co-packer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. During an economic downturn, our co-packers may be more susceptible to experiencing such financial difficulties, bankruptcies or other business disruptions. A new co-pack arrangement may not be available on terms as favorable to us as the existing co-pack arrangement, if at all.

If ingredients we use in our products are contaminated, our results of operations could be adversely affected.

We buy ingredients and commodities that we use in producing our products from third-party suppliers. If these materials are alleged or prove to include contaminants affecting the safety or quality of our products, we may need to find alternate materials for our products, delay production of our products, or discard or otherwise dispose of our products, which could adversely affect our results of operations. Additionally, if the presence of such contaminants are not alleged or discovered until after the affected product has been distributed, we may need to withdraw or recall the affected product and we may experience adverse publicity or product liability claims. In either case, our results of operations could be adversely affected.

If our products are alleged to cause injury or illness or fail to comply with governmental regulations, we may suffer adverse public relations, need to recall our products and experience product liability claims.

We may be exposed to product recalls, including voluntary recalls or withdrawals, and adverse public relations if our products are alleged to cause injury or illness or if we are alleged to have mislabeled or misbranded our products or otherwise violated governmental regulations. We may also voluntarily recall or withdraw products that we consider below our standards, whether for taste, appearance or otherwise, in order to protect our brand reputation. For example, in January 2013, we initiated a voluntary recall of certain of our Milo’s Kitchen dog snacks. Consumer or customer concerns (whether justified or not) regarding the safety of our products could adversely affect our business. A product recall or withdrawal could result in substantial and unexpected expenditures, destruction of product inventory, and lost sales due to the unavailability of the product for a period of time, which could reduce profitability and cash flow. In addition, a product recall or withdrawal may require significant management attention. Product recalls, product liability claims (even if unmerited or unsuccessful), or any other events that cause consumers to no longer associate our brands with high quality and safe products may also result in adverse publicity, hurt the value of our brands, lead to a decline in consumer confidence in and demand for our products, and lead to increased scrutiny by federal and state regulatory agencies of our operations, which could have a material adverse effect on our brands, business, results of operations and financial condition. We also may be subject to product liability claims and adverse public relations if consumption, use or opening of our products is alleged to cause injury or illness. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may not be able to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage (which may result in future product liability claims being uninsured). A product liability judgment against us or our agreement to settle a product liability claim could also result in substantial and unexpected expenditures, which would reduce profitability and cash flow. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and may require management to spend time defending the claims rather than operating our business.

We may be unable to successfully introduce new products, reposition existing products or anticipate changes in pet or consumer preferences, which could adversely affect our results of operations.

Our future business and financial performance depend, in part, on our ability to successfully introduce new products and improved products, reposition existing products, and anticipate and offer products that appeal to the changing tastes, dietary trends and product packaging preferences of consumers and their pets in the market categories in which we compete. Innovation plays a significant role in the competitive landscape and is a significant driver of sales and share growth in the categories in which we compete. We cannot be certain that opportunities for product innovation will exist or that we will be able to successfully introduce new products or reposition existing products. We incur significant development and marketing costs in connection with the introduction of new products or repositioning of existing products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds behind a new product introduction to make it successful. If customers and consumers do not accept a new product, then the introduction of a new product can reduce our operating income as introduction costs, including slotting fees, may exceed revenues. If we are not able to anticipate, identify or develop and market products that respond to changes in pet or consumer preferences or if our new product introductions or repositioned products fail to gain consumer acceptance, we may not grow our business as anticipated, and our results of operations could be adversely affected.

If we are unable to maintain or increase prices for our products, our results of operations may be adversely affected.

We rely in part on price increases to neutralize cost increases and improve the profitability of our business. Our ability to effectively implement price increases or otherwise raise prices for our products can be affected by a number of factors, including competition, category limitations, market demand and economic conditions, including inflationary pressures. During challenging economic times, our ability to increase the prices of certain of our products may be particularly constrained. Additionally, customers may pressure us to rescind price increases that we have announced or already implemented (either through a change in list price or increased promotional activity). If we are unable to maintain or increase prices for our products (or must increase promotional activity), our results of operations could be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses (also referred to as the elasticity impact) are greater than expected or if we lose distribution due to a price increase (which may result from a customer response or otherwise), our results of operations could be adversely affected.

The inputs, commodities and ingredients that we require are subject to price increases and shortages that could adversely affect our results of operations.

The primary inputs, commodities and ingredients that we use include energy (including natural gas), fuel, packaging, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, fats, oils and chemicals. Prices for these and other items we use may be volatile and we may experience shortages in these items due to factors beyond our control, such as commodity market fluctuations, availability of supply, increased demand (whether for the item we require or for other items, which in turn impacts the item we require), weather conditions, natural disasters, currency fluctuations, governmental regulations (including import restrictions), agricultural programs or issues, energy programs, labor strikes and the financial health of our suppliers. Input, commodity and ingredient price increases or shortages may result in higher costs or interrupt our production schedules, each of which could have a material adverse effect on our results of operations. Production delays could lead to reduced sales volumes and profitability as well as loss of market share. Higher costs could adversely impact our earnings. For example, fuel prices affect our transportation costs for both ingredients and finished product and natural gas prices also affect our production costs. If we are not able to implement our productivity initiatives or increase our product prices to offset price increases of our inputs, commodities and ingredients, as a result of consumer sensitivity to pricing or otherwise, or if sales volumes decline due to price increases, our results of operations could be adversely affected. Our competitors may be better able than we are to implement productivity initiatives or effect price increases or to otherwise pass along cost increases to their customers. Moreover, if we increase our prices in response to increased costs, we may need to increase marketing spending, including trade promotion spending, in order to retain our market share. Such increased marketing spending may significantly offset the benefits, if any, of any price increase and negatively impact our results of operations.

We may not be able to successfully implement initiatives to improve productivity and streamline operations to control or reduce costs. Failure to implement such initiatives could adversely affect our results of operations.

Because our ability to effectively implement price increases for our products can be affected by factors outside of our control, our profitability and growth depend significantly on our efforts to control our operating costs. Because many of our costs, such as energy and logistics costs, packaging costs and ingredient and commodity costs, are affected by factors outside or substantially outside our control, we generally must seek to control or reduce costs through operating efficiency or other initiatives. If we are not able to identify and complete initiatives designed to control or reduce costs and increase operating efficiency on time or within budget, our results of operations could be adversely impacted. In addition, if the cost savings initiatives we have implemented to date, or any future cost-savings initiatives, do not generate expected cost savings, our results of operations could be adversely affected.

The loss of a significant customer, certain actions by a significant customer or financial difficulties of a significant customer could adversely affect our results of operations.

A relatively limited number of customers account for a large percentage of our total sales. During fiscal 2014, our top customer, Walmart (including Walmart’s stores and supercenters as well as Sam’s Club), represented approximately 39.0% of our overall list sales, which approximates our gross sales. Our ten largest customers represented approximately 72.3% of our overall list sales. These percentages may increase if there is consolidation among existing food retailers or if mass merchandisers grow disproportionately to their competition. We expect that a significant portion of our revenues will continue to be derived from a small number of customers; however, there can be no assurance that these customers will continue to purchase our products in the same quantities as they have in the past. Our customers are generally not contractually obligated to purchase from us. Changes in our customers’ strategies, including a reduction in the number of brands they carry, shipping strategies, or a shift of shelf space to or increased emphasis on private label products (including “store brands”) may adversely affect our sales. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, especially during economic downturns, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products purchased from us. Customers may grow their inventory in anticipation of a price increase, or in anticipation of, or during, our promotional events, which typically provide for reduced prices during a specified time or other customer or consumer incentives. To the extent customers seek to reduce their usual or customary inventory levels or change their practices regarding purchases in excess of consumer consumption, our sales and results of operations would be adversely impacted in that period. If our sales of products to one or more of our significant customers are reduced, this reduction could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our operations and financial condition.

As of April 27, 2014, we had a total of $2,626.4 million of indebtedness, primarily relating to $900.0 million aggregate principal amount of 7.625% Senior Notes due 2019 (the “Notes”) and $1,726.4 million outstanding under a senior secured term loan credit agreement, dated as of March 8, 2011 (the “Term Loan Facility”). Additionally, as of April 27, 2014, we had $161.6 million of availability under a $225.0 million senior secured asset-based revolving facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”). Our high level of indebtedness could have important consequences, such as:

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

We may be able to incur significant additional indebtedness in the future. For example, as of April 27, 2014, we had $161.6 million of availability under our ABL Facility. Although the Credit Facilities and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, our ABL Facility could be increased, subject only to the consent of the new or existing lenders providing such increases, such that the aggregate principal amount of commitments under the ABL Facility does not exceed $325.0 million. We also can incur up to an additional $500.0 million of secured indebtedness under the Term Loan Facility if certain specified conditions are met, subject also to the consent of the new or existing lenders providing such additional loans. If our current debt level increases, the related risks we face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming indebtedness of $1,888.0 million under our Credit Facilities (reflecting the $1,726.4 million outstanding under the Term Loan Facility and the $161.6 million available under the ABL Facility as of April 27, 2014), and taking into account our interest rate swaps in effect as of April 27, 2014 as described under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” each quarter point change in interest rates would result in an $0.4 million change in annual interest expense on our indebtedness under the ABL Facility and, if interest rates rise above the LIBOR floor of 0.75%, each quarter point change in interest rates would result in a $2.1 million change in annual interest expense on our indebtedness under the Term Loan Facility. In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into (including our existing swaps) may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks, including risks discussed elsewhere in this “Risk Factors” section.

If the financial institutions that are part of the syndicate of our ABL Facility fail to extend credit under our facility or reduce the borrowing base under our ABL Facility, our liquidity and results of operations may be adversely affected.

Each financial institution that is part of the syndicate for our ABL Facility is responsible on a several, but not joint, basis for providing a portion of the loans to be made under our facility. If any participant or group of participants with a significant portion of the commitments in our ABL Facility fails to satisfy its or their respective obligations to extend credit under the facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity may be adversely affected. In addition, the financial institutions that are part of the syndicate of our ABL Facility may reduce the borrowing base under our ABL Facility in certain circumstances. If our liquidity under our ABL Facility is materially adversely impacted, our results of operations could be materially adversely affected.

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

If our assessments and assumptions about commodity prices, as well as ingredient and other prices and interest and currency exchange rates, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected. Volatility in commodities, interest rates and other hedged items will impact our results of operations.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of corn, wheat and soybean meal used in the production of certain of our products. Additionally, we typically use hedging programs relating to interest rates, currency, natural gas and diesel fuel. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our current hedging and derivatives programs. We may cease any of our current programs or use other hedging or derivative programs in the future. The extent of our hedges at any given time depends on our assessment of the markets for these commodities, diesel fuel, natural gas, and capital, including our assumptions about future prices, currency exchange rates and interest rates. For example, if we believe market prices for the commodities we use are unusually high, we may choose to hedge less, or even none, of our upcoming requirements. If we fail to hedge and prices, interest rates or currency exchange rates subsequently increase, or if we institute a hedge and prices, interest rates or currency exchange rates subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected. Additionally, changes in the value of our commodities and other derivatives accounted for as economic hedges are recorded directly as other income or expense. As of April 27, 2014, the Company had both cash flow hedges and economic hedges. Accordingly, volatility in interest rates, commodities and other hedged items associated with our economic hedges could result in volatility in our results of operations.

Transformative plans involve risk and may adversely affect our business and financial results.

We currently have and may in the future contemplate and adopt plans intended to effect significant change within our Company. For example, in fiscal 2012, we implemented a new strategic plan for which we incurred costs and may incur future costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategy” for a description of our strategic plan. Our current strategic plan involves a number of initiatives which may tax our management resources. Our future plans, if any, may, but need not, involve closure or disposal of plants, distribution centers, businesses or other assets as well as headcount reductions or reductions in our number of product offerings, which could increase our expenses and adversely affect our results of operations. Divesting plants, distribution centers, businesses or other assets or changes in strategy may also adversely impact our results of operations due to related write-offs or the acceleration of remediation expenses or due to the loss of operating income that may be associated with any such disposed business. Additionally, restructuring or disposition efforts may divert management’s and other employees’ attention from other business concerns or may otherwise disrupt our business. We may be unable to complete dispositions we may desire to undertake at targeted prices, if at all, which may adversely impact our financial results and our ability to implement our business strategies. Currently, we receive income from a transition services agreement related to the sale of our Consumer Products Business to offset certain of our overhead costs. If we are not successful in reducing overhead costs prior to the end of the transition services agreement, our results of operations could be adversely affected. In addition, the success of our strategic plan and efforts to grow our business depends on the contributions and abilities of key executives, as well as sales, marketing (including innovation) and other personnel. Our success also depends, in part, on our continuing ability to identify, hire, train and retain highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area where our headquarters is located. We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could adversely affect our business.

We may not be successful in our future acquisition or other strategic transaction endeavors, if any, which could have an adverse effect on our business and results of operations.

We have historically engaged in acquisition activity and we may in the future engage in acquisitions or other strategic transactions, such as joint ventures or investments in other entities. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisitions or other strategic transactions in the future. If we identify a suitable candidate, our ability to successfully implement the strategic transaction would depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. If we need to obtain our lenders’ consent to a strategic transaction, they may refuse to provide such consent or condition their consent on our compliance with additional restrictive covenants that limit our operating flexibility. Strategic transactions, such as the Natural Balance Pet Foods, Inc. acquisition completed in July 2013, involve risks, including those associated with integrating the operations or maintaining the operations as separate (as applicable), financial reporting, disparate technologies and personnel of acquired companies, joint ventures or related companies; managing geographically dispersed operations, joint ventures or other strategic investments; the diversion of management’s attention from other business concerns; the inherent risks in entering markets, channels or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies, joint ventures or companies in which we may make strategic investments. We may not successfully integrate any businesses or technologies we may acquire or strategically develop in the future and may not achieve anticipated revenue and cost benefits relating to any such strategic transactions. Strategic transactions may be expensive, time consuming and may strain our resources. Strategic transactions may not be accretive and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, write-offs of goodwill and amortization expenses of other intangible assets.

Government regulation, scrutiny, warnings and public perception could increase our costs of production and increase legal and regulatory expenses.

Manufacturing, processing, labeling, packaging, storing and distributing pet products are activities subject to extensive federal, state and local regulation, as well as foreign regulation. In the United States, these aspects of our operations are regulated by the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”) and various state and local public health and agricultural agencies. On January 4, 2011, the FDA Food Safety Modernization Act, which is intended to ensure food safety, was enacted. This Act provides direct recall authority to the FDA and includes a number of other provisions designed to enhance food safety, including increased inspections by the FDA of domestic and foreign food facilities and increased review of food products imported into the United States. In addition to periodic government agency inspections affecting our operations, generally, our operations which produce meat and poultry products are subject to mandatory continuous on-site inspections by the USDA. Complying with government regulation, including federal Country of Origin Labeling (“COOL”) requirements, can be costly or may otherwise adversely affect our business. Our business is also affected by import and export controls and similar laws and regulations, both in the United States and elsewhere. Issues such as national security or health and safety, which slow or otherwise restrict imports or exports, could adversely affect our business. In addition, the modification of existing laws or regulations or the introduction of new laws or regulations could require us to make material expenditures or otherwise adversely affect the way that we have historically operated our business.

Our operating results depend, in part, on the sufficiency and effectiveness of our marketing and trade spending programs.

In general, due to the highly competitive nature of the business in which we compete, we must execute effective and efficient marketing investments and trade spending programs with respect to our businesses overall to sustain our competitive position in our markets. Marketing investments may be costly. Additionally, we may, from time to time, change our marketing and trade spending strategies, including the timing or nature of our related promotional programs. The sufficiency and effectiveness of our marketing and trade spending practices is important to our ability to retain or improve our market share or margins. If our marketing and trade spending programs are not successful or if we fail to implement sufficient and effective marketing and trade spending programs, our business, results of operations and financial condition may be adversely affected.

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

We are in the process of developing a company-wide, cloud-based enterprise resource planning system during fiscal 2015. Our anticipated system implementation may not result in improvements that outweigh its costs and may disrupt our operations. If we are unable to successfully plan, design or implement this new system, it could have a material adverse effect on our financial position, results of operations and cash flows. The system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

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

The commodities and ingredients that we use in the production of our products (including grain and soybean meal) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes and pestilences. Adverse weather conditions may be impacted by climate change and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of ingredients, or increase the prices of our ingredients. Competing manufacturers may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supplies of ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations. Increased costs for ingredients or other inputs could also adversely affect our business, financial condition and results of operations as described in “—The inputs, commodities and ingredients that we require are subject to price increases and shortages that could adversely affect our results of operations.”

Natural disasters can disrupt our operations, which could adversely affect our results of operations.

A natural disaster such as an earthquake, tornado, fire, flood, or severe storm or other catastrophic event affecting our operating activities or major facilities, could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We are particularly susceptible to earthquakes as our executive offices and our research center are located in California where earthquakes periodically occur. Additionally, some of our production facilities are located in places where tornados periodically occur, such as Alabama and Kansas. If our operations are damaged by an earthquake, tornado or other disaster, we may be subject to supply interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business and results of operations.

A change in the assumptions used to value our reporting unit or our indefinite-lived intangible assets could result in goodwill or other intangible asset impairment charges, which would adversely affect our results of operations.

As of April 27, 2014, our goodwill totaled $2,113.4 million. We typically test goodwill of our reporting unit for impairment at least annually. Events indicative of a potential impairment (such as a decrease in the cash flow relating to the reporting unit) may cause us to perform additional tests for impairment and may also cause us to change our judgments or assumptions. Goodwill is considered impaired if the book value of the reporting unit containing the goodwill exceeds its estimated fair value. For goodwill, we determine the estimated fair value of a reporting unit using the income approach (which is based on the cash flows the reporting unit is expected to generate over its remaining life) and the market approach (which is based on market multiples of similar businesses). As of April 27, 2014, the book value of our capitalized brand names that we have determined have indefinite lives (“Non-Amortizing Brands”) was $1,389.9 million. We typically test our Non-Amortizing Brands for impairment at least annually. Events indicative of a potential impairment (such as a significant decline in the expected sales associated with a brand) may cause us to perform additional tests for impairment. Non-Amortizing Brands are considered impaired if the book value for the brand exceeds its estimated fair value. We determine the estimated fair value of a Non-Amortizing Brand using the relief from royalty method (which is based upon the estimated rent or royalty we would pay for the use of a brand name if we did not own it). Considerable judgment by us is necessary in estimating future cash flows, market interest rates, discount factors, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and Non-Amortizing Brands. Many of these factors reflect our assumptions regarding the future performance of our business, which may be impacted by risks discussed elsewhere in this “Risk Factors” section. If we change our judgments or assumptions used in valuing our goodwill or other intangible assets in connection with any future impairment tests, we may conclude that the estimated fair value of the goodwill or Non-Amortizing Brand (as applicable) is less than the book value. This would result in a write down of the goodwill or Non-Amortizing Brand book value to the estimated fair value and recognition of an impairment charge. Any such impairment charge would adversely affect our earnings and could be material.

Disruption of our supply chain could adversely affect our business and results of operations.

Our ability and the ability of our suppliers, co-packers and other business partners to make, move and sell products are critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemics, strikes or other reasons (including other reasons discussed elsewhere in this “Risk Factors” section) could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business and results of operations.

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

As a result of our processing operations, we are subject to numerous environmental laws and regulations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. Changes in environmental conditions may result in existing legislation having a greater impact on us. Additionally, we may be subject to new legislation and regulation in the future. For example, increasing concern about climate change may result in additional federal and state legal and regulatory requirements to reduce or mitigate the effects of green-house gas emissions. Compliance with environmental legislation and regulations, particularly if they are more aggressive than our current sustainability measures used to monitor our emissions and improve our energy efficiency, may increase our costs and adversely affect our results of operations. We cannot predict the extent to which any environmental law or regulation that may be enacted or enforced in the future may affect our operations. We have been named as a potentially responsible party (“PRP”) and may be liable for environmental investigation and remediation costs at some designated “Superfund Sites” under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), or under similar state laws. We are defending ourselves in these actions as we believe appropriate. However, these matters may adversely impact our financial position or results of operations. We may in the future be named as a PRP at other currently or previously owned or operated sites, and additional remediation requirements could be imposed on us. We are currently conducting investigation and remedial activities at some locations, and other properties where we conduct or have conducted operations could be identified for investigation or proposed for listing under CERCLA or similar state laws in the future. Costs to investigate and remediate any such contamination could be material. Additionally, we will be required to conduct an investigation and, to the extent necessary, remedial activities at facilities in Terminal Island, CA. There can be no assurances that existing accruals will be sufficient to cover such activities. Also, under the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of

1996, the U.S. Environmental Protection Agency is involved in a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. The effect of these actions and future actions on the availability and use of pesticides could adversely impact our financial position or results of operations. If the cost of compliance with applicable environmental laws or regulations increases, our business and results of operations could be negatively impacted.

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

Our brand names and trademarks, such as the marks Meow Mix, Milk-Bone, Kibbles ‘n Bits and Natural Balance are important to our business. We rely on trademark, copyright, trade secret, patent and other intellectual property laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes. We also have obligations with respect to the non-use and non-disclosure of third-party intellectual property. We may need to engage in litigation or similar activities to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. The steps we take to prevent misappropriation, infringement or other violation of our intellectual property or the intellectual property of others may not be successful. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited for some of our trademarks and patents in some foreign countries. Failure to protect our intellectual property could harm our business and results of operations.

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

Our business could be harmed by strikes or work stoppages by Big Heart Pet Brands employees.

As of April 27, 2014, we have seven collective bargaining agreements with seven union locals covering approximately 45% of our hourly employees. Of these employees, approximately 28% are covered under collective bargaining agreements scheduled to expire in fiscal 2015, approximately 1% are covered under collective bargaining agreements scheduled to expire in fiscal 2016 to 2019, and approximately 71% are covered under collective bargaining agreements that are scheduled to expire in fiscal 2020. We may not be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions caused by labor stoppages. If a strike or work stoppage were to occur in connection with negotiations of our significant collective bargaining agreements, or as a result of disputes under our collective bargaining agreements with labor unions, our business, financial condition and results of operations could be materially adversely affected.

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

As of April 27, 2014, as listed below, our principal facilities included five production facilities and four distribution centers in the U.S. Our combined production facilities total approximately 1.8 million square feet of owned property, while our distribution centers total approximately 1.0 million square feet of owned property and approximately 0.8 million square feet of leased property. We generally own our production facilities. Our Company-managed distribution centers are owned or leased by us. We also have various other warehousing and storage facilities, which are primarily leased facilities. Our leases are generally long-term. Certain of our owned real properties are subject to first lien mortgages and second lien mortgages in favor of the lenders under our senior secured term loan facility and our senior secured asset-based revolving credit facility, respectively.

The following table lists our principal production facilities and distribution centers owned or leased by us as of April 27, 2014:

Location
Production Facilities

United States:
Decatur, AL
Topeka, KS
Lawrence, KS
Buffalo, NY
Bloomsburg, PA

Distribution Centers

United States:
Fontana, CA
Kankakee, IL
Topeka, KS
Bloomsburg, PA

Our principal administrative headquarters are located in leased office space in San Francisco, CA. We also lease additional administrative facilities in Pittsburgh, PA. Our research and development facilities in Terminal Island, CA are located on leased land.

Additionally, we have agreements with third-parties who provide distribution center operations. Under these agreements, the third-party leases the facility and operates the distribution center. We pay a service fee based on the services they provide for us. These agreements generally have terms ranging from 3 to 5 years. In connection with the sale of our Consumer Products Business, we executed a transition services agreement which provides warehousing services at former Company facilities now owned or operated by the Acquiror. This agreement has a term of one year, subject to extension based on mutual agreement of the parties.

As of April 27, 2014, we had certain properties held for sale with a net book value of $9.5 million.

We believe our facilities are suitable and adequate for our business and have sufficient capacity for the purposes for which they are currently intended.

Item 3.	Legal Proceedings

For a description of our material pending legal proceedings, see “Note 15. Commitments and Contingencies” of our consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

As of April 27, 2014, our outstanding common stock was privately held, and there was no established public trading market for our common stock.

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

Issuances of Unregistered Securities

There were no issuances of unregistered securities in the year ended April 27, 2014.

Issuer Purchases of Equity Securities

No Big Heart Pet shares were repurchased during fiscal 2014.

Item 6.  Selected Financial Data

The following tables set forth our selected historical financial data as of and for the periods indicated (in millions). The selected historical financial data presented below was derived from the audited Consolidated Balance Sheets as of April 27, 2014, April 28, 2013, April 29, 2012, May 1, 2011, and May 2, 2010 respectively, and the audited Consolidated Statements of Operations for fiscal 2014, fiscal 2013, fiscal 2012, the periods March 8, 2011 through May 1, 2011, and May 3, 2010 through March 7, 2011, and fiscal 2010, respectively, as audited by KPMG LLP. The following information is qualified by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” The historical results are not necessarily indicative of results to be expected in any future period.

	Successor				Predecessor
	Fiscal 2014	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011 (b)	May 3, 2010 through March 7, 2011 (c)	Fiscal 2010

Statements of operations data (a):
Net sales	$2,190.1	$1,989.0	$1,860.8	$271.0	$1,513.2	$1,750.0
Cost of products sold	1,408.8	1,301.0	1,219.4	216.6	885.7	1,052.1

Gross profit	781.3	688.0	641.4	54.4	627.5	697.9
Selling, general and administrative expense	526.5	454.9	431.9	72.2	328.3	448.5
Transaction and related costs	-	-	-	82.8	68.8	-

Operating income (loss)	254.8	233.1	209.5	(100.6)	230.4	249.4
Loss on partial debt extinguishment	52.4	9.1	-	15.8	-	24.8
Interest expense	219.2	248.1	250.3	28.2	65.8	90.7
Other (income) expense, net	(12.1)	(9.8)	49.6	30.2	0.4	12.3

Income (loss) from continuing operations before income taxes	(4.7)	(14.3)	(90.4)	(174.8)	164.2	121.6
Provision (benefit) for income taxes	3.1	(8.3)	(23.5)	(57.9)	71.1	44.7

Income (loss) from continuing operations	(7.8)	(6.0)	(66.9)	(116.9)	93.1	76.9
Income (loss) from discontinued operations before income taxes	(75.1)	152.7	154.0	21.5	195.8	261.7
Provision for income taxes	47.3	54.5	54.5	9.1	66.1	94.3

Income (loss) from discontinued operations	(122.4)	98.2	99.5	12.4	129.7	167.4

Net income (loss)	$(130.2)	$92.2	$32.6	$(104.5)	$222.8	$244.3

	Successor					Predecessor
	April 27, 2014	April 28, 2013	April 29, 2012	May 1, 2011		May 2, 2010
Balance sheet data (a):
Total assets	$5,363.6	$7,363.1	$7,243.1	$7,203.7		$4,288.9
Long-term debt, excluding current portion	2,603.0	3,902.7	3,883.0	3,973.1		1,255.2
Stockholder’s equity	1,488.1	1,593.9	1,501.3	1,485.4		1,827.4

	Successor				Predecessor
	Fiscal 2014	Fiscal 2013	Fiscal 2012	March 8, 2011 through May 1, 2011 (b)	May 3, 2010 through March 7, 2011 (c)	Fiscal 2010
Cash flow data (a):
Cash flows provided by (used in) operating activities	$(409.1)	$306.3	$340.7	$85.2	$254.3	$355.9
Cash flows provided by (used in) investing activities	1,305.5	(116.4)	(122.8)	(3,882.7)	(66.1)	(104.9)
Cash flows provided by (used in) financing activities	(1,379.5)	(0.6)	(23.7)	4,002.6	(91.5)	(336.2)
Capital expenditures	79.6	108.0	81.8	25.8	66.1	104.9

(a)	For all periods presented, the operating results of the Consumer Products Business and StarKist Seafood Business have been classified as discontinued operations. We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Consolidated Statements of Cash Flows for all periods presented.
(b)	The financial results for the period March 8, 2011 through May 1, 2011 represent the 8-week Successor period reflecting the Merger.
(c)	The financial results for the period May 3, 2010 through March 7, 2011 represent the 44-week Predecessor period prior to the Merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended April 27, 2014. This discussion should be read in conjunction with our consolidated financial statements for the fiscal years ended April 27, 2014, April 28, 2013, and April 29, 2012 and related notes included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in “Item 1A. Risk Factors.”

Discontinued Operations

On October 9, 2013, we entered into a Purchase Agreement (the “Purchase Agreement”) with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as Del Monte Foods, Inc.), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, we sold to the Acquiror the interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror assumed related liabilities (other than certain specified excluded liabilities). The transaction closed on February 18, 2014. In connection with the closing, we received approximately $110 million in incremental proceeds representing the preliminary working capital adjustment subject to a true-up in accordance with the terms of the Purchase Agreement. See “Executive Overview” below regarding the use of the proceeds from the sale. Following the divestiture, we changed our name from Del Monte Corporation (“DMC”) to Big Heart Pet Brands.

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

We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Consolidated Statements of Cash Flows of our consolidated financial statements in this Annual Report on Form 10-K for all periods presented.

From closing, we will have continuing involvement with the Acquiror under the terms of a transition services agreement and expect to have continuing cash flows with the discontinued operation for at least 12 months after the transaction close date. Our continuing involvement will include providing continued information technology, accounting, and administrative service functions during the term of the agreement.

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

Fiscal Year

Our fiscal year ends on the Sunday closest to April 30. Every five or six years, depending on leap years, our fiscal year has 53 weeks. Fiscal 2014, fiscal 2013, and fiscal 2012 each contained 52 weeks. Fiscal 2015 will contain 53 weeks.

Background

Big Heart Pet Brands and its consolidated subsidiaries (“Big Heart Pet” or the “Company”) is the largest U.S. standalone producers, distributors and marketers of premium quality, branded pet food and pet snack products, with brands for dogs and cats such as Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names.

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (dollars in millions):

	Fiscal 2014	Fiscal 2013	Change	% Change	Volume (a)	Rate (b)

Net sales	$2,190.1	$1,989.0	$201.1	10.1%	7.5%	2.6%
Cost of products sold	1,408.8	1,301.0	107.8	8.3%	9.8%	(1.5%)

Gross profit	781.3	688.0	93.3	13.6%
Selling, general and administrative (“SG&A”) expense	526.5	454.9	71.6	15.7%

Operating income	$254.8	$233.1	$21.7	9.3%

Gross margin	35.7%	34.6%

SG&A as a % of net sales	24.0%	22.9%

Operating income margin	11.6%	11.7%

(a)	This column represents the change, as compared to the prior year period, due to volume. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold, as well as mix. Mix represents the change attributable to shifts in volume across products or channels.

	Trailing Twelve Months Ended April 27, 2014	Trailing Twelve Months Ended April 28, 2013

Adjusted EBITDA (as specified in our debt agreements (c))	$449.8	$418.2
Ratio of net debt to Adjusted EBITDA (d)	5.6x	5.7x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents, and includes both continuing and discontinued operations. For fiscal 2013, Adjusted EBITDA used in the calculation of the ratio includes the Adjusted EBITDA of the Consumer Products Business as this was prior to the sale of the Consumer Products Business.

Executive Overview

On February 18, 2014, we completed the sale of our Consumer Products Business as described above, and the results of the Consumer Products Business are reported as discontinued operations. In connection with the sale of the Consumer Products Business, we changed our name to Big Heart Pet Brands. Unless otherwise noted, the amounts discussed below are for continuing operations only.

On February 24, 2014, we repaid $881.0 million of the outstanding balance of our Senior Secured Term Loan from the after tax net proceeds from the sale of the Consumer Products Business and repriced and extended the maturity. On March 6, 2014, we refinanced our Senior Secured Asset-Based Revolving Credit Facility with a new $225.0 million, five-year ABL Facility. On March 13, 2014, we used a portion of the remaining net proceeds from the sale to redeem $400.0 million of our Senior Notes due 2019 at a redemption price equal to 103.813% of their aggregate principal amount plus accrued and unpaid interest to the redemption date, as announced on February 11, 2014. As a result, we lowered our leverage and reduced our weighted average cost of debt. In connection with these debt pay down and modification activities, we incurred certain costs, including redemption premiums and non-cash write offs of deferred financing fees, in the fourth quarter of fiscal 2014.

On July 15, 2013, we completed the acquisition of Natural Balance, maker of premium pet products for dogs and cats sold throughout North America.

In fiscal 2014 our net sales were $2,190.1 million, operating income was $254.8 million and loss from continuing operations was $7.8 million. In fiscal 2013, we achieved net sales of $1,989.0 million, operating income of $233.1 million and loss from continuing operations was $6.0 million.

Net sales increased $201.1 million in fiscal 2014 driven by the acquisition of Natural Balance.

Operating income in fiscal 2014 increased by $21.7 million driven by the increase in net sales, partially offset by increased marketing costs.

Adjusted EBITDA was $449.8 million for the trailing twelve months ended April 27, 2014 and $418.2 million for the trailing twelve months ended April 28, 2013. Our ratio of net debt to Adjusted EBITDA was 5.6x for the trailing twelve months ended April 27, 2014 and 5.7x for the trailing twelve months ended April 28, 2013 (For fiscal 2013, Adjusted EBITDA used in the calculation of the ratio includes the Adjusted EBITDA of the Consumer Products Business as this was prior to the sale of the Consumer Products Business.) Refer to “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation of these measures to the most directly comparable GAAP measures as presented in our financial statements.

At April 27, 2014, our total debt was $2,626.4 million. As a result of the amendment to our Senior Secured Term Loan Credit Agreement in February 2014, no excess annual cash flow payment will be due for the fiscal year ended April 27, 2014.

As we transition to a new pet only company, we have aligned our purpose, commitment and values to our pet only focus.

Strategy

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

Underlying the 4C’s is our culture. Our strategy requires that the entire organization work with cross-functional alignment and collaboration, an eye toward continuous improvement, and a focus on the consumer and customer. The culture needs to activate our core values and be the foundational platform upon which business priorities and strategies are enabled.

The 4 C’s form the fundamental elements of our strategy with a focus on our pet snack brands, the pet specialty channel and our mainstream food brands (generally distributed in grocery stores, club stores and supercenters). We seek to gain keen insights into our consumers’ needs and to delight their pets. We make products that create a better future for pets, brands that people love to buy and experiences that strengthen the bond between pets and the people who love them.

Results of Operations

Fiscal 2014 vs. Fiscal 2013

Net sales

Net sales increased by $201.1 million, or 10.1%, in fiscal 2014 compared to fiscal 2013. The increase was primarily due to the acquisition of Natural Balance. New product sales also benefitted net sales, offset by a decline in existing products reflecting the impact of the prior year voluntary recall of certain Milo’s Kitchen products and the continued competitive environment experienced by our mainstream food brands.

Cost of products sold

Cost of products sold increased by $107.8 million, or 8.3%, in fiscal 2014 compared to fiscal 2013. This increase was primarily due to the higher sales volumes mentioned above, partially offset by productivity savings and the absence of the costs of the recall.

While the impact of economic hedge transactions is reflected in other (income) expense, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which began to impact cost of products sold in the second quarter of fiscal 2014. See other (income) expense below.

Gross margin

Our gross margin percentage for fiscal 2014 increased 1.1 points to 35.7% compared to 34.6% in fiscal 2013. The increase was primarily due to cost savings, including the absence of the recall costs described above. Pricing positively impacted gross margin, offset by unfavorable product mix.

Selling, general and administrative expense

Selling, general and administrative (“SG&A”) expense increased by $71.6 million, or 15.7%, during fiscal 2014 compared to fiscal 2013. This increase was primarily driven by increased marketing expense as well as the Natural Balance acquisition, including the amortization of intangibles, and costs associated with the sale of the Consumer Products Business.

Operating income

Operating income increased by $21.7 million, or 9.3%, during fiscal 2014 compared to fiscal 2013, primarily due to the increased net sales mentioned above as well as productivity savings and the absence of the prior year costs associated with the recall, partially offset by increased marketing costs, the acquisition of Natural Balance and costs associated with the sale of the Consumer Products Business.

Loss on partial debt extinguishment

The loss on partial debt extinguishment in fiscal 2014 represents the write off of debt issuance costs related to the early repayment of debt and the excess cash flow payment, as well as the redemption premium paid in connection with the redemption of a portion of the 7.625% Notes. The loss on partial debt extinguishment in fiscal 2013 represents the write off of debt issuance costs related to the excess cash flow payment and debt repricing.

Interest expense

Interest expense decreased by $28.9 million, or 11.6%, in fiscal 2014 compared to fiscal 2013. This decrease was driven primarily by lower rates and lower average debt balances.

Other (income) expense, net

Other income of $12.1 million and $9.8 million for fiscal 2014 and fiscal 2013, respectively, was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate hedging contracts.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for fiscal 2014 was (66.0%) compared to 58.0% for fiscal 2013. The effective tax rate in fiscal 2014 was impacted by unfavorable changes in state tax rates and state tax law, as well as non-deductible transaction costs, coupled with a near break-even pre-tax loss. We expect our effective tax rate to be between 37% and 39% in fiscal 2015.

Income (loss) from discontinued operations

Loss from discontinued operations for fiscal 2014 was $122.4 million and resulted primarily from an impairment charge of $193.8 million. Income from discontinued operations for fiscal 2013 was $98.2 million and represented the operations of the Consumer Products Business. Lower sales also contributed to the decrease.

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

	Trailing Twelve Months Ended
	April 27, 2014	April 28, 2013
	(in millions)
Reconciliation:
Operating income	$254.8	$233.1
Other income (expense)	12.1	9.8
Adjustments to derive EBITDA:
Depreciation and amortization expense(1)	100.3	102.1
Amortization of debt issuance costs and debt discount(2)	(20.8)	(24.2)

EBITDA	$346.4	$320.8
Non-cash charges	3.5	3.9
Derivative transactions(3)	13.8	(0.9)
Non-cash stock based compensation	14.5	7.3
Non-recurring (gains) losses	-	14.1
Merger/acquisition-related items	13.2	9.0
Disposed business reclassification(4)	28.5	32.9
Business optimization charges	15.4	20.7
Other	14.5	10.4

Adjusted EBITDA	$449.8	$418.2	(5)

Adjustment to present prior year leverage on a comparable basis	$-	$178.5	(6)

Denominator for calculation of ratio of net debt to Adjusted EBITDA	$449.8	$596.7	(6)

Net Debt(7)	2,513.6	3,390.9

Ratio of net debt to Adjusted EBITDA	5.6x	5.7x

(1)            Represents depreciation and amortization expense for continuing operations only. Includes $7.8 million of accelerated depreciation in the trailing twelve months ended April 28, 2013, related to the closure of our Kingsburg, California facility.

(2)            Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.

(3)            Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.

(4)            Represents overhead costs historically allocated to the Consumer Products segment (not reflected in discontinued operations in accordance with generally accepted accounting principles). This reclassification is required to determine Adjusted EBITDA, excluding the Consumer Products Business (a disposed business as defined in our credit agreements), for the trailing twelve months ended April 27, 2014 and April 28, 2013. Subsequent to the divestiture of the Consumer Products Business, such overhead costs will be borne by Big Heart Pet Brands to the extent the costs are not offset by income from a transition services agreement (in place until February 2015) or reduced by cost saving initiatives.

(5)            For comparability, Adjusted EBITDA for the trailing twelve months ended April 28, 2013 has been recast to exclude the Consumer Products Business. See also (1) above.

(6)            According to the terms of our credit agreements, Adjusted EBITDA shall exclude the EBITDA of any business that has been sold. As such, Adjusted EBITDA for the trailing twelve months ended April 27, 2014 excludes the Adjusted EBITDA of the Consumer Products Business as it was sold prior to the end of the period. For the trailing twelve months ended April 28, 2013, Adjusted EBITDA used in the calculation of the ratio of net debt to Adjusted EBITDA includes the Adjusted EBITDA of the Consumer Products Business as it had not been sold as of April 28, 2013.

(7)            Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents, and includes both continuing and discontinued operations.

Fiscal 2013 vs. Fiscal 2012

Net sales

	Fiscal 2013	Fiscal 2012	Change	% Change	Volume (a)	Rate (b)
	(in millions)

Net sales:
Pet Products	$1,989.0	$1,860.8	$128.2	6.9%	2.9%	4.0%

(a)	This column represents the change, as compared to the prior year period, due to volume. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold, as well as mix. Mix represents the change attributable to shifts in volume across products or channels.

Net sales increased $128.2 million, or 6.9%, in fiscal 2013 compared to fiscal 2012. The increase was driven by net pricing and new product sales, partially offset by elasticity. New product sales included Meow Mix Tender Centers, Pup-Peroni Mix Stix, Meow Mix Paté Toppers, and Milk-Bone Trail Mix.

Cost of products sold

Cost of products sold increased by $81.6 million, or 6.7%, in fiscal 2013 compared to fiscal 2012. This increase was primarily due to higher ingredient costs as well as the higher sales volumes mentioned above, partially offset by productivity savings.

The impact of hedging is reflected in other (income) expense. See other (income) expense below.

Gross margin

Our gross margin percentage for fiscal 2013 remained flat at 34.6% compared to fiscal 2012. The positive impact of pricing was offset by increased costs as well as unfavorable product mix.

Selling, general and administrative expense

Selling, general and administrative expense increased by $23.0 million, or 5.3%, during fiscal 2013 compared to fiscal 2012. This increase was primarily driven by increased marketing expense and increased compensation costs under our Annual Incentive Plan, partially offset by lower consulting costs in fiscal 2013.

Operating income

Operating income increased by $23.6 million, or 11.3%, during fiscal 2013 compared to fiscal 2012, primarily due to the increased net sales mentioned above as well as productivity, partially offset by increased operating costs, increased marketing costs and higher compensation costs under our Annual Incentive Plan. The increased operating costs were primarily due to higher ingredient costs. Operating income for fiscal 2013 was also impacted by approximately $10.1 million of costs associated with the voluntary recall of certain of our Milo’s Kitchen chicken dog treat products, net of expected insurance recoveries.

Loss on partial debt extinguishment

The loss on partial debt extinguishment in fiscal 2013 represents the write off of debt issuance costs related to the excess cash flow payment and the repricing of debt.

Interest expense

Interest expense decreased by $2.2 million, or 0.9%, in fiscal 2013 compared to fiscal 2012. This decrease was driven primarily lower average debt balances.

Other (income) expense, net

Other income of $9.8 million for fiscal 2013 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate hedging contracts. The gains on commodity hedging contracts recorded in fiscal 2013 partially offset both ingredient cost increases seen in cost of products sold above and ingredient cost increases that we expect to see in future quarters. Other expense of $49.6 million for fiscal 2012 was comprised primarily of losses on interest rate hedging contracts.

Provision (benefit) for income taxes

The effective tax rate for continuing operations for fiscal 2013 was 58.0% compared to 26.0% for fiscal 2012. The change in the effective tax rate was primarily due to the non-deductibility of certain severance related expenses in fiscal 2012, along with a decrease in state taxes resulting from a change in state tax law in fiscal 2013.

Income (loss) from discontinued operations

Income from discontinued operations for fiscal 2013 was $98.2 million compared to $99.5 million for fiscal 2012 and represented the operations of the Consumer Products Business.

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

We made contributions to our pension plan of $10.0 million for fiscal 2014. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our pension plan if it does not meet the minimum funding levels. We have made contributions in excess of our required minimum amounts during fiscal 2014 and 2013 and is more than 100% funded as of April 27, 2014. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make a contribution of approximately $8 million in fiscal 2015.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

On July 11, 2013, we purchased a minority equity interest in a co-packer for $14.6 million. The investment is accounted for under the equity method and is stated at cost plus our share of undistributed earnings or losses.

On July 15, 2013, we completed the acquisition of Natural Balance, a California corporation and maker of premium pet products for dogs and cats sold throughout North America. The total cost of the acquisition was $331.4 million. The total cost of the acquisition is subject to a post-closing working capital adjustment which was initially due from us 90 days after closing. Final agreement of the working capital adjustment with the seller has not yet occurred.

Discontinued Operations

On October 9, 2013, DMC entered into a Purchase Agreement with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as “Del Monte Foods, Inc.”), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, we sold to the Acquiror the interests of certain subsidiaries related to our Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror also assumed related liabilities (other than certain specified excluded liabilities). The transaction closed February 18, 2014. In connection with the closing, we received approximately $110 million in incremental proceeds representing the preliminary working capital adjustment subject to a true-up in accordance with the terms of the Purchase Agreement. We have used a portion of the net proceeds from the sale to repay debt and to pay taxes due in connection with the sale. See further discussion below.

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

Senior Secured Term Loan Credit Agreement

We are party to a senior secured term loan credit agreement (the “Senior Secured Term Loan Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein, that initially provided for a $2,700.0 million senior secured term loan B facility (with all related loan documents, and as amended from time to time, the “Term Loan Facility”) with an original term of seven years.

On February 24, 2014, we repaid $881.0 million of the Term Loan Facility from the after-tax net proceeds from the sale of our Consumer Products Business and entered into an amendment to our Senior Secured Term Loan Credit Agreement. The amendment, among other things, (1) lowered the LIBOR rate floor on term loans under the credit agreement from 1.00% to 0.75% and the base rate floor from 2.00% to 1.75%; (2) established the applicable interest margin at 2.75% on LIBOR rate loans and 1.75% on base rate loans; and (3) extended the maturity date of the initial term loans to March 8, 2020 from March 8, 2018.

Interest Rates. Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 0.75%) or (ii) a base rate (with a floor of 1.75%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of April 27, 2014, the applicable margin with respect to LIBOR borrowings is 2.75% and with respect to base rate borrowings is 1.75%.

Principal Payments. The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from June 30, 2014 to December 31, 2019. The balance is due in full on the maturity date of March 8, 2020. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. On June 27, 2013, we made a payment of $74.5 million representing the annual excess cash flow payment due for the fiscal year ended April 28, 2013. As a result of the amendment described above, no annual excess cash flow payment will be due for fiscal 2014. As of April 27, 2014, the amount of outstanding loans under the Term Loan Facility was $1,726.4 million and the blended interest rate payable was 3.50%, or 4.96% after giving effect to our interest rate swaps. See “Note 8. Derivative Financial Instruments” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our interest rate swaps.

The Senior Secured Term Loan Credit Agreement also requires us to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with, among other things:

•              50% (which percentage will be reduced to 25% if our leverage ratio is 5.5x or less and to -% if our leverage ratio is 4.5x or less) of our annual excess cash flow, as defined in the Senior Secured Term Loan Credit Agreement;

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

Senior Secured Asset-Based Revolving Credit Agreement

We have historically maintained a revolver for flexibility to fund our seasonal working capital needs and for other general corporate purposes. Following the sale of our Consumer Products Business, we no longer expect to have material changes in working capital needs due to seasonality. On March 6, 2014, we refinanced our credit agreement (the “Senior Secured Asset-Based Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents parties thereto, that provides for a new $225.0 million facility (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years.

Interest Rates. Borrowings under the ABL Facility bear interest at an initial interest rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate, or (ii) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is currently 1.50% (and may increase to 1.75% depending on average excess availability) and with respect to base rate borrowings is currently 0.50% (and may increase to 0.75% depending on average excess availability).

Commitment Fees. In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee of 0.25% per annum in respect of the unutilized commitments thereunder. We must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

Availability under the ABL Facility. Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) 85% of the net orderly liquidation value of eligible inventory, (provided that net orderly liquidation value cannot exceed the net book value) of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 6, 2019. We borrowed $234.6 million under our former ABL Facility during the nine months ended January 26, 2014 and repaid a total of $234.6 million. We have not made any borrowings under the new ABL Facility. As of April 27, 2014, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $33.4 million, and the net availability under the ABL Facility was $161.6 million.

The ABL Facility includes a sub-limit for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” We are the lead borrower under the ABL Facility and other domestic subsidiaries may be designated as borrowers on a joint and several basis.

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

Senior Notes Due 2019

We have $900.0 million of senior notes due February 15, 2019 with a stated interest rate of 7.625% (the “7.625% Notes”). The indenture governing the senior notes is hereinafter referred to as the “Senior Notes Indenture.” On March 13, 2014, we used a portion of the net proceeds from the sale of our Consumer Products Business to redeem $400.0 million of our 7.625% Notes at a redemption price equal to 103.813% of their aggregate principal amount plus accrued and unpaid interest to the redemption date.

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

Deferred Debt Issuance and Debt Extinguishment Costs

During fiscal 2014, we wrote off certain deferred debt issuance costs of $32.7 million and unamortized discount of $1.5 million, primarily in connection with the amendment, refinancing and redemption described above, as well as the excess cash flow payment made on June 27, 2013.

In connection with entering into an amendment to the Senior Secured Term Loan Credit Agreement and a new Senior Secured Asset-Based Revolving Credit Agreement, we capitalized $1.2 million and expensed $2.9 million of debt issuance costs. These costs are being amortized as interest expense over the term of the related debt instrument. In connection with the tender offers for the 7.625% Notes, we recognized $15.3 million of expense (included in loss on partial debt extinguishment) which represents the redemption premium.

Maturities

As of April 27, 2014, mandatory payments of long-term debt (representing debt under the Term Loan Facility and the 7.625% Notes) are as follows (in millions) 1:

2015	$17.3
2016	17.3
2017	17.3
2018	17.3
2019	917.3
Thereafter	1,639.9

1            Does not reflect any excess cash flow or other principal prepayments beyond fiscal 2015 that may be required under the terms of the amended Senior Secured Term Loan Credit Agreement, as described above.

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

Effect of Restrictive and Financial Covenants. The restrictive and financial covenants in the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and Senior Notes Indenture may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest, such as acquisitions. We believe that we are currently in compliance with all of our applicable covenants and were in compliance therewith as of April 27, 2014. Compliance with these covenants is monitored periodically in order to assess the likelihood of continued compliance. Our ability to continue to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under the Senior Secured Term Loan Credit Agreement, the Senior Secured Asset-Based Revolving Credit Agreement and Senior Notes Indenture, there would be a default, which, if not waived, could result in the acceleration of a significant portion of our indebtedness. See “Item 1A. Risk Factors—Restrictive covenants in the Credit Facilities and the indenture governing the Notes may restrict our operational flexibility. If we fail to comply with these restrictions, we may be required to repay our debt, which would materially and adversely affect our financial position and results of operations.”

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

Off-balance sheet arrangements are generally limited to the future payments under non-cancelable operating leases, which totaled $96.4 million as of April 27, 2014.

Contractual and Other Cash Obligations

The following table summarizes our contractual and other cash obligations at April 27, 2014:

	Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(in millions)

Long-term debt obligations (1)	$3,442.8	$171.2	$339.9	$1,222.4	$1,709.3
Capital lease obligations	-	-	-	-	-
Operating lease obligations	96.4	21.1	31.9	23.1	20.3
Purchase obligations (2)	1,174.9	401.4	249.7	242.9	280.9
Other long-term liabilities reflected on the Balance Sheet (3)	88.1	-	34.4	16.0	37.7

Total contractual obligations	$4,802.2	$593.7	$655.9	$1,504.4	$2,048.2

(1)         Includes interest expense calculated using the stated interest rate for the 7.625% Notes and the interest rate at April 27, 2014 for the Term Loan Facility, as described above. Does not reflect any excess cash flow payments or other principal prepayments that may be required under the terms of the Senior Secured Term Loan Credit Agreement, as described above.

(2)         Purchase obligations consist primarily of fixed commitments under ingredient, packaging, co-pack and other agreements. The amounts presented in the table do not include items already recorded in accounts payable and accrued expenses at April 27, 2014, nor does the table reflect obligations we are likely to incur based on our plans, but are not currently obligated to pay. Many of our contracts are requirement contracts and currently do not represent a firm commitment to purchase from our suppliers, and therefore, are not reflected in the above table. However, certain of our suppliers commit resources based on our planned purchases and we would likely be liable for a portion of their expenses if we deviated from our communicated plans. In the above table, we have included estimates of the probable “breakage” expenses we would incur with these suppliers if we stopped purchasing from them as of April 27, 2014. Aggregate future payments under employment agreements are estimated generally assuming that each such employee will continue providing services for the next five fiscal years, that salaries remain at April 27, 2014 levels, and that annual incentive awards to be paid with respect to each fiscal year shall be equal to the amounts actually paid with respect to fiscal 2013, the most recent period for which annual incentive awards have been paid as of April 27, 2014. Aggregate future payments under the monitoring agreement with the Sponsors are estimated as the minimum payment for five years.

(3)         As of April 27, 2014, we had non-current unrecognized tax benefits of $8.4 million ($7.3 million net of tax benefits). We are not able to reasonably estimate the timing of future cash flows related to this amount. As a result, this amount is not included in the table above.

Standby Letters of Credit

We have standby letters of credit for certain obligations related to insurance requirements. The majority of our standby letters of credit are automatically renewed annually, unless the issuer gives cancellation notice in advance. On April 27, 2014, we had $33.4 million of outstanding standby letters of credit.

Cash Flow

We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Consolidated Statements of Cash Flows of our consolidated financial statements in this Annual Report on Form 10-K for all periods presented. As such, the discussion below includes both continuing and discontinued operations.

In fiscal 2014, our cash and cash equivalents decreased by $481.4 million. In fiscal 2013 and fiscal 2012, our cash and cash equivalents increased by $191.4 million and $197.6 million, respectively.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in millions)

Net cash provided by (used in) operating activities	$(409.1)	$306.3	$340.7
Net cash provided by (used in) investing activities	1,305.5	(116.4)	(122.8)
Net cash used in financing activities	(1,379.5)	(0.6)	(23.7)

Net cash used in operating activities during fiscal 2014 was $409.1 million compared to net cash provided by operating activities of $306.3 million in fiscal 2013. This decrease was driven primarily by the sale of the Consumer Products Business. We made approximately $365 million of income tax payments related to the sale. Additionally, cash flow from operations was negatively impacted by the annual packing of inventory for the Consumer Products Business along with lower sales for the Consumer Products Business. Inventories in our continuing pet business were also higher to support new product launches.

Cash provided by operating activities during fiscal 2013 decreased $34.4 million compared to fiscal 2012. This decrease was driven primarily by the absence of a prior year $61.7 million income tax refund and unfavorable timing of accounts payable payments in fiscal 2013. This decrease was partially offset by the absence of fiscal 2012 merger related payments.

Investing Activities

Cash provided by investing activities was $1,305.5 million during fiscal 2014, which included $1,740.8 million of net proceeds from the sale of our Consumer Products Business, partially offset by $334.6 million for the purchase of Natural Balance and $79.6 million of capital expenditures.

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

Capital spending for fiscal 2015 is expected to approximate $70 million to $80 million and is expected to be funded by cash on hand and cash generated by operating activities. In addition to capital expenditures, we enter into operating leases to support our ongoing operations. The decision to lease, rather than purchase, an asset is the result of a number of considerations, including the cost of funds, the useful life of the asset, its residual value and technological obsolescence. Additionally, some equipment is proprietary to the lessor and cannot be purchased. All material asset-financing decisions include an evaluation of the potential impact of the financing on our debt agreements, including applicable financial covenants.

Financing Activities

During fiscal 2014, we made term loan principal payments of $955.5 million (including the excess cash flow payment of $74.5 million due for fiscal 2013 and $881 million term loan repayment), redeemed $400.0 million of our 7.625% Notes, and had net repayments on short-term borrowings of $1.0 million.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products, and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during fiscal 2014 resulted in a net decrease to the trade promotion liability and increase in net sales from continuing operations of $1.4 million which related to prior year activity. Our evaluations during fiscal 2013 resulted in a net decrease to the trade promotion liability and increase in net sales from continuing operations of $0.3 million which related to prior year activity.

Goodwill and Intangibles

Big Heart Pet produces, distributes and markets products under many different brand names (also referred to as trademarks). During an acquisition, the purchase price is allocated to identifiable assets and liabilities, including brand names and other intangibles, based on estimated fair value, with any remaining purchase price recorded as goodwill. As a result of the Merger, we applied the acquisition method of accounting and established a new basis of accounting on March 8, 2011. Accordingly, each of our active brand names now has a value on our balance sheet.

We have evaluated our capitalized brand names and determined that some have lives that generally range from 5 to 22 years (“Amortizing Brands”) and others have indefinite lives (“Non-Amortizing Brands”). Non-Amortizing Brands typically have significant market share and a history of strong earnings and cash flow, which we expect to continue into the foreseeable future.

Amortizing Brands are amortized over their estimated lives. We review the asset groups containing Amortizing Brands (including related tangible assets) for impairment whenever events or changes in circumstances indicate that the book value of an asset group may not be recoverable. An asset or asset group is considered impaired if its book value exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the asset exceeds its fair value. Non-Amortizing Brands and goodwill are not amortized, but are instead tested for impairment at least annually. Non-Amortizing Brands are considered impaired if the book value exceeds the estimated fair value. The goodwill impairment test is a two-step process. Initially, we compare the book value of net assets to the fair value of the reporting unit that has goodwill assigned to it. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of the impairment.

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

We did not recognize any impairment charges for our goodwill, Amortizing Brands, or Non-Amortizing Brands during fiscal 2014, fiscal 2013, or fiscal 2012. As of April 27, 2014, we had $2,113.4 million of goodwill, $1,389.9 million of Non-Amortizing Brands, $29.4 million of Amortizing Brands, net of amortization and $735.9 million of customer relationships, net of amortization. The Meow Mix and Milk-Bone brands together, comprise 55% of Non-Amortizing Brands.

We have not identified any events that lead us to believe that goodwill or Non-Amortizing brands are impaired as of April 27, 2014. In our fiscal 2014 impairment test, fair value exceeded the book value of net assets by approximately 35%. Additionally, the fair value of our Non-Amortizing Brands each exceeded the book value by at least 10%, except for one brand representing 22% of our Non-Amortizing Brands for which fair value exceeded book value by approximately 3%. Our forecasts utilized in our fiscal 2014 impairment test assume, among other things, that we will achieve sales growth by successfully executing new product innovation supported by broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. If these initiatives do not achieve the desired results, future impairment losses may occur.

Stock Compensation Expense

We believe an effective way to align the interests of certain employees with those of our equity stakeholders are through employee stock-based incentives. Stock options are stock-based incentives in which employees benefit to the extent that the price for the stock underlying the option exceeds the strike price of the stock option before expiration. A stock option is the right to purchase a share of common stock at a predetermined exercise price. Restricted stock-based incentives are incentives in which employees receive the right to own shares of common stock and do not require the employee to pay an exercise price. Restricted stock-based incentives include restricted stock, restricted stock units, performance share units and performance accelerated restricted stock units. We follow the fair value method of accounting for stock compensation expense, under which employee stock option grants and other stock-based compensation are expensed over the vesting period, based on the fair value at the time the stock option is granted.

Parent has issued to certain of our executive officers and other employees service-based stock options, performance-based stock options and restricted common stock. Service-based stock options and performance-based stock options generally vest over a four or five year period and the term may not be more than ten-years from the date of its grant. Performance-based stock options vest only if certain pre-determined performance criteria are met. Certain shares of restricted common stock vest in equal annual installments over a three-year period. We measure stock compensation expense at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of the options based on a number of assumptions, such as expected option life, interest rates, the current fair market value and expected volatility of common stock and expected dividends.

During fiscal 2014, Parent modified the EBITDA-related financial target for fiscal 2014 for certain outstanding performance-based stock options due to the sale of the Consumer Products Business and the acquisition of Natural Balance.

Valuation of Service-based stock options. The fair value of service-based stock options granted during fiscal 2014 was $2.2 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for stock options granted during the periods indicated:

	Fiscal	Fiscal
	2014	2013
Expected life (in years)	5.9	5.9
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.03%	1.03%
Dividend yield	0.0%	0.0%

Weighted average exercise price	$5.96	$5.00
Weighted average option value	$2.57	$2.16

Valuation of Performance-based stock options. The fair value of performance-based stock options granted during fiscal 2014 was $1.1 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for stock options granted during the periods indicated:

	Fiscal	Fiscal
	2014	2013
Expected life (in years)	5.9	5.4
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.03%	0.9%
Dividend yield	0.0%	0.0%

Weighted average exercise price	$5.96	$5.00
Weighted average option value	$2.57	$2.16

Sensitivity of Assumptions (1). For service-based and performance-based stock options granted during fiscal 2014, if we assumed a 100 basis point change in the following assumptions or a one-year change in the expected life, the value of a newly granted hypothetical stock option would increase (decrease) by the following percentages:

	+100 Basis Points	-100 Basis Points
Expected life	7.5%	(8.4%)
Expected volatility	1.9%	(1.9%)
Risk-free interest rate	4.0%	(4.0%)
Dividend yield	(9.4%)	NA

(1)         Sensitivity to changes in assumptions was determined using the Black-Scholes option pricing model with the following assumptions: stock price equal to the fair value on the date of grant, exercise price equal to the weighted-average exercise price of options granted during fiscal 2014, expected life of 5.9 years, risk-free interest rate based on the weighted-average rate for five-year and seven-year Treasury constant maturity bonds on the date of grant, average stock volatility based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant, and expected dividend yield of 0%.

Retirement Benefits

We sponsor a qualified defined benefit pension plan (“pension benefits” or “pension plan”) and several other unfunded retirement benefit plans (“other benefits”) providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. We also sponsor defined contribution plans and multi-employer plans for our eligible employees. The amount of pension benefits eligible retirees receive is based on their earnings and age and the amount of other benefits retirees receive are based on meeting certain age and service requirements at retirement. Generally, other benefits are subject to plan maximums, such that we and retirees both share in the cost of these benefits.

Our Assumptions

We utilize third-party actuaries to assist us in calculating the expense and liabilities related to pension benefits and other benefits. Pension benefits and other benefits which are expected to be paid are expensed over the employees’ expected service period. The actuaries measure our annual pension benefits and other benefits expense by relying on certain assumptions made by us. Such assumptions include:

•	The discount rate used to determine projected benefit obligation and net periodic benefit cost (pension benefits and other benefits);

•	The expected long-term rate of return on assets (pension benefits);

•	The rate of increase in compensation levels (pension benefits); and

•	Other factors including employee turnover, retirement age, mortality and health care cost trend rates.

These assumptions reflect our historical experience and our best judgment regarding future expectations. The assumptions, the plan assets and the plan obligations are used to measure our annual pension benefits and other benefits expense.

Since the pension benefits and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at the measurement date. In order to appropriately match the bond maturities with expected future cash payments, we utilize differing bond portfolios to estimate the discount rates for pension benefits and other benefits. The discount rate used to determine the projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine pension benefits and other benefits expense for the following fiscal year. The long-term rate of return for the pension plan’s assets is based on our historical experience, our pension plan’s investment guidelines and our expectations for long-term rates of return. Our pension plan’s investment guidelines are established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments.

The following table presents the weighted-average assumptions used to determine our projected benefit obligations for our pension benefits and other benefits:

	April 27, 2014	April 28, 2013
Pension benefits
Discount rate	4.60%	3.90%
Rate of increase in compensation levels	3.94%	3.69%
Other benefits
Discount rate	4.85%	4.25%

The following table presents the weighted-average assumptions used to determine our net periodic benefit cost for our pension benefits and other benefits:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Pension benefits
Discount rate	4.07%	4.60%	5.50%
Rate of increase in compensation levels	3.69%	3.68%	4.69%
Long-term rate of return on plan assets	7.20%	7.25%	7.50%
Other benefits
Discount rate	4.41%	4.90%	5.75%

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed as indicated below:

Plan	Fiscal 2014	Fiscal 2013	Fiscal 2012
Preferred provider organization and associated indemnity plans	7.80%	8.10%	8.40%
Health maintenance organization plans	8.30%	8.70%	9.10%
Dental and vision plans	5.00%	5.00%	5.00%

The rate of increase is assumed to decline gradually to 4.0% for the preferred provider organization and associated indemnity plans, as well as for the health maintenance organization plans.

Sensitivity of Assumptions

If we assumed a 100 basis point change in the following assumptions, our projected benefit obligation as of April 27, 2014 and net periodic benefit cost for continuing operations for fiscal 2015 would increase (decrease) by the following amounts (in millions):

	+100 Basis Points	-100 Basis Points
Pension benefits
Discount rate used in determining projected benefit obligation	$(11.1)	$13.2
Discount rate used in determining net periodic benefit cost	0.1	(0.2)
Long-term rate of return on plan assets used in determining net periodic benefit cost	(1.3)	1.3
Other benefits
Discount rate used in determining projected benefit obligation	(3.7)	4.6
Discount rate used in determining net periodic benefit cost	(0.8)	0.9

The health care cost trend rate assumption has a significant effect on the amounts reported. The following table presents the impact of a 1% increase or decrease of the health care cost trend rate on the projected benefit obligation and the aggregate of the service and interest cost components of net periodic benefit cost for other benefits for continuing operations, as of April 27, 2014 and for the year then ended, respectively (in millions):

	1% Increase	1% Decrease
Projected benefit obligation at April 27, 2014 increase/(decrease)	$4.2	$(3.5)
Aggregate of service and interest rate cost components of net periodic benefit cost for fiscal 2014 increase/(decrease)	0.9	(0.7)

Future Expense

For fiscal 2015, pension benefits expense for continuing operations is expected to be approximately $3.9 million. Other benefits expense for fiscal 2015 is currently estimated to be approximately a net credit of $0.1 million as the net amortization gain exceeds service and interest costs. These estimates incorporate our fiscal 2015 assumptions. Actual future pension benefit and other benefit expense amounts may vary depending upon the accuracy of original assumptions and future assumptions.

Sale of the Consumer Products Business

Following the sale of the Consumer Products Business, we transferred a significant amount of the plan obligations and plan assets for the pension benefits and other benefits, as well as the related components of net periodic benefit costs, for the transferred employees and retirees of the Consumer Products Business to the Acquiror. See “Note 4. Discontinued Operations” to our consolidated financial statements in this Annual Report on Form 10-K for a summary, as of February 18, 2014, of the assets and liabilities transferred to the Acquiror. As a result of the plan spinoffs, the Company recognized a significant non-cash settlement loss, partially offset by a non-cash curtailment gain, in discontinued operations in the fourth quarter of fiscal 2014.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During fiscal 2014 we reduced our retained-insurance liabilities related to the prior year by approximately $1.2 million primarily as a result of favorable claims history. During fiscal 2013 we experienced no significant adjustments to our estimates.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. Accordingly, we have included the enhanced disclosure in “Note 12. Accumulated Other Comprehensive Income (Loss)” of our consolidated financial statements in this Annual Report on Form 10-K.

In May 2014, the FASB issued an ASU related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The ASU also requires expanded disclosures about revenue recognition. The ASU is effective for us for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is not permitted. We are currently evaluating this guidance and the impact it will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation, foreign currency exchange rates and other input price exposures. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are no underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of April 27, 2014, we had both cash flow and economic hedges.

During fiscal 2014, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices, as well as foreign currency exchange rates.

Interest Rates: Our debt primarily consists of floating rate term loans and fixed rate notes. We historically maintained our floating rate revolver for flexibility to fund seasonal working capital needs and for other uses of cash. Following the sale of the Consumer Products Business during fiscal 2014, we no longer expect to have material changes in working capital due to seasonality. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

From time to time, we manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently account for these interest rate swaps as economic hedges. On April 12, 2011 we entered into interest rate swaps with a total notional amount of $900.0 million as the fixed rate payer and effective date of September 4, 2012. The interest rate swaps fix LIBOR at 3.029% for the term of the swaps. The swaps have a maturity date of September 1, 2015.

On August 13, 2010, the Company entered into interest rate swaps with a total notional amount of $300.0 million as the fixed rate payer and an effective date of February 1, 2011. The interest rate swaps expired during fiscal 2014 on February 3, 2014 and fixed LIBOR at 1.368% for the term of the swaps.

The fair values of our interest rate swaps from continuing operations were recorded as current liabilities of $25.4 million and non-current liabilities of $9.8 million at April 27, 2014. The fair values of our interest rate swaps from continuing operations were recorded as current liabilities of $28.4 million and non-current liabilities of $33.5 million at April 28, 2013.

Assuming average floating rate term loans during the fiscal year ended April 27, 2014 and average revolver borrowings during the year, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $13.9 million annually.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. These contracts may have a term up to 24 months. We account for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense.

The fair values of our commodities hedges from continuing operations were recorded as current assets of $9.4 million at April 27, 2014. The fair values of our commodities hedges from continuing operations were recorded as current assets of $3.0 million and current liabilities of $9.7 million at April 28, 2013.

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

	April 27,	April 28,
	2014	2013
Effect of a hypothetical 10% change in market price:
Commodity contracts	$13.4	$20.7

Foreign Currency: From time to time, we manage our exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of our projected expenditures paid in local currency. These contracts may have a term of up to 24 months. We account for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses was deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense. We did not have any outstanding foreign currency hedges as of April 27, 2014 because we believe it is not in our best interest at this time. We did not have any outstanding foreign currency hedges in continuing operations as of April 28, 2013.We may again in the future enter into foreign currency forward contracts.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Big Heart Pet Brands

We have audited the accompanying consolidated balance sheets of Big Heart Pet Brands and subsidiaries as of April 27, 2014 and April 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the years ended April 27, 2014, April 28, 2013 and April 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Big Heart Pet Brands and subsidiaries as of April 27, 2014 and April 28, 2013, and the results of their operations and their cash flows for each of the years ended April 27, 2014, April 28, 2013 and April 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

July 3, 2014

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	April 27,	April 28,
	2014	2013
ASSETS

Cash and cash equivalents	$112.8	$581.4
Trade accounts receivable, net of allowance	127.2	96.9
Inventories, net	227.5	168.8
Prepaid expenses and other current assets	164.3	70.6
Discontinued operations-assets	-	2,085.2

Total current assets	631.8	3,002.9

Property, plant and equipment, net	375.4	357.2
Goodwill	2,113.4	1,976.1
Intangible assets, net	2,155.2	1,919.8
Other assets, net	87.8	107.1

Total assets	$5,363.6	$7,363.1

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$367.8	$329.5
Current portion of long-term debt	17.3	74.5
Discontinued operations-liabilities	-	346.4

Total current liabilities	385.1	750.4

Long-term debt, net of discount	2,603.0	3,902.7
Deferred tax liabilities	792.1	965.6
Other non-current liabilities	95.3	150.5

Total liabilities	3,875.5	5,769.2

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized: 1,000; 10 issued and outstanding)	-	-
Additional paid-in capital	1,589.6	1,590.0
Accumulated other comprehensive income (loss)	8.4	(16.4)
Retained earnings (accumulated deficit)	(109.9)	20.3

Total stockholder’s equity	1,488.1	1,593.9

Total liabilities and stockholder’s equity	$5,363.6	$7,363.1

See accompanying Notes to the Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

		Fiscal		Fiscal		Fiscal
		2014		2013		2012
Net sales	$	2,190.1	$	1,989.0	$	1,860.8
Cost of products sold		1,408.8		1,301.0		1,219.4

Gross profit		781.3		688.0		641.4
Selling, general and administrative expense		526.5		454.9		431.9

Operating income		254.8		233.1		209.5
Loss on partial debt extinguishment		52.4		9.1		-
Interest expense		219.2		248.1		250.3
Other (income) expense, net		(12.1)		(9.8)		49.6

Loss from continuing operations before income taxes		(4.7)		(14.3)		(90.4)
Provision (benefit) for income taxes		3.1		(8.3)		(23.5)

Loss from continuing operations		(7.8)		(6.0)		(66.9)
Income (loss) from discontinued operations before income taxes		(75.1)		152.7		154.0
Provision for income taxes		47.3		54.5		54.5

Income (loss) from discontinued operations		(122.4)		98.2		99.5

Net income (loss)	$	(130.2)	$	92.2	$	32.6

See accompanying Notes to the Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net income (loss)	$(130.2)	$92.2	$32.6

Other comprehensive income (loss):
Foreign currency translation adjustments	0.8	(0.6)	(0.6)
Pension and other postretirement benefits adjustments:
Pension liability adjustment (net of applicable tax expense (benefit) of $9.4, $2.3, and $(11.1), respectively)	15.1	3.6	(17.8)
Gain (loss) on cash flow hedging instruments (net of applicable tax expense (benefit) of $5.5, $(4.1), and $0.0, respectively)	8.9	(6.5)	-

Total other comprehensive income (loss)	24.8	(3.5)	(18.4)

Comprehensive income (loss)	$(105.4)	$88.7	$14.2

See accompanying Notes to the Consolidated Financial Statements

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in millions, except per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings/ (Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balances at May 1, 2011	-	$-	$1,584.4	$5.5	$(104.5)	$1,485.4
Capital contribution, net	-	-	2.0	-	-	2.0
Net Income	-	-	-	-	32.6	32.6
Other comprehensive loss	-	-	-	(18.4)	-	(18.4)
Liability from the repurchase and cancellation of rollover options	-	-	(10.0)	-	-	(10.0)
Stock compensation expense	-	-	9.7	-	-	9.7

Balances at April 29, 2012	-	-	1,586.1	(12.9)	(71.9)	1,501.3
Net Income	-	-	-	-	92.2	92.2
Other comprehensive loss	-	-	-	(3.5)	-	(3.5)
Liability from the repurchase and cancellation of rollover options	-	-	(3.4)	-	-	(3.4)
Stock compensation expense	-	-	7.3	-	-	7.3

Balances at April 28, 2013	-	-	1,590.0	(16.4)	20.3	1,593.9
Net Loss	-	-	-	-	(130.2)	(130.2)
Other comprehensive income	-	-	-	24.8	-	24.8
Liability from the repurchase and cancellation of rollover options	-	-	(11.7)	-	-	(11.7)
Stock compensation expense	-	-	10.6	-	-	10.6
Capital contribution, net	-	-	0.7	-	-	0.7

Balance at April 27, 2014	-	$-	$1,589.6	$8.4	$(109.9)	$1,488.1

See accompanying Notes to the Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS1

(in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Operating activities:
Net income (loss)	$(130.2)	$92.2	$32.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	127.5	154.5	149.8
Deferred taxes	(305.7)	(9.6)	15.5
Write off of debt issuance costs and loss on debt refinancing/repricing	37.1	9.1	-
Redemption premium on senior subordinated notes redeemed	15.3	-	-
Gain on disposition of Consumer Products Business	(1.2)	-	-
Loss on asset disposals	7.7	5.6	3.6
Stock compensation expense	14.5	7.3	9.7
Unrealized (gain) loss on derivative financial instruments	(33.1)	(38.1)	53.4
Impairment on assets held for sale	193.8	-	-
Other items, net	(1.3)	(0.1)	0.2
Changes in operating assets and liabilities:
Trade accounts receivable, net	(26.6)	(1.0)	6.7
Inventories	(219.1)	24.0	14.3
Prepaid expenses and other current assets	(31.8)	18.1	41.2
Other assets, net	(17.1)	(2.8)	-
Accounts payable and accrued expenses	(37.4)	53.4	25.7
Other non-current liabilities	(1.5)	(6.3)	(12.0)

Net cash provided by (used in) operating activities	(409.1)	306.3	340.7

Investing activities:
Merger, net of cash acquired	-	-	(41.0)
Capital expenditures	(79.6)	(108.0)	(81.8)
Net costs from asset disposals	(2.6)	-	-
Cash used in business acquisition, net of cash acquired	(334.6)	-	-
Payment for asset acquisition	-	(12.0)	-
Net proceeds from sale of Consumer Products Business	1,740.8	-	-
Purchase of equity method investments	(18.5)	-	-
Other items, net	-	3.6	-

Net cash provided by (used in) investing activities	1,305.5	(116.4)	(122.8)

Financing activities:
Capital contribution, net	0.7	-	2.0
Proceeds from short-term borrowings	239.9	9.3	8.4
Payments on short-term borrowings	(240.9)	(7.9)	(13.7)
Proceeds from long-term debt	-	100.0	-
Principal payments on long-term debt	(1,355.5)	(97.8)	(20.3)
Payments of debt-related costs	(23.7)	(4.2)	(0.1)

Net cash used in financing activities	(1,379.5)	(0.6)	(23.7)

Effect of exchange rate changes on cash and cash equivalents	1.7	2.1	3.4
Net change in cash and cash equivalents	(481.4)	191.4	197.6
Cash and cash equivalents at beginning of period	594.2	402.8	205.2

Cash and cash equivalents at end of period	$112.8	$594.2	$402.8

[1]	The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories.

See accompanying Notes to the Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 27, 2014

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for fiscal 2014, fiscal 2013, and fiscal 2012 each contain 52 weeks.

Big Heart Pet Brands is the largest U.S. standalone producer, distributor and marketer of premium quality, branded pet food and pet snacks. The Company’s pet food and pet snacks brands include Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names. The Company has one operating segment: Pet Products, which manufactures markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment is now reported as discontinued operations. The Consumer Products segment manufactured, marketed and sold branded and private label shelf-stable products, including fruit, vegetable, tomato and broth products with food brands that included Del Monte, Contadina, College Inn, S&W and other brand names. See “Discontinued Operations and Assets Held for Sale” below for details on the divestiture.

As described in Note 5, on July 15, 2013, the Company completed the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”), by obtaining 100% of the voting interest of Natural Balance. Natural Balance is a maker of premium pet products for dogs and cats sold throughout North America.

On July 11, 2013, the Company purchased a minority equity interest in a co-packer for $14.6 million. The investment is accounted for under the equity method and is stated at cost plus the Company’s share of undistributed earnings.

On September 16, 2013, DMC formed a joint venture with a supplier. Investments through April 27, 2014 totaled $3.9 million. The investment is accounted for under the equity method and is stated at cost plus the Company’s share of undistributed earnings.

Discontinued Operations and Assets Held for Sale

On October 9, 2013, DMC entered into a Purchase Agreement (the “Purchase Agreement”) with Del Monte Pacific Limited (“DMPL”) and its subsidiary, Del Monte Foods Consumer Products, Inc. (now known as Del Monte Foods, Inc.), (the “Acquiror”). Pursuant to the terms of the Purchase Agreement, the Company sold to the Acquiror the interests of certain subsidiaries related to the Company’s Consumer Products business (the “Consumer Products Business”) and generally all assets primarily related to the Consumer Products Business (the “Transferred Assets”) for a purchase price of $1,675.0 million, subject to a post-closing working capital adjustment. The Acquiror assumed the related liabilities (other than certain specified excluded liabilities). The transaction closed on February 18, 2014 and the Company received gross proceeds equal to the purchase price plus an incremental preliminary working capital adjustment of approximately $110 million, subject to a true-up in accordance with the terms of the Purchase Agreement. See Note 7 for use of the after tax net proceeds in connection with the sale. From closing, the Company will have continuing involvement with the Acquiror under the terms of a transition services agreement and expects to have continuing cash flows with the discontinued operation for at least 12 months after the transaction close date. Management assessed the nature of its continuing involvement, which includes providing continued information technology, accounting and administrative service functions during the term of the agreement, and continuing cash flows and determined them to not be significant.

Accordingly, the results of the Consumer Products Business have been reported as discontinued operations for all periods presented. Expenses allocated to discontinued operations are limited to selling, administrative and distribution expenses that were directly

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

attributable to the Consumer Products Business. Consequently, certain expenses that have historically been allocated to the Consumer Products Business are not included in discontinued operations. The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Consolidated Statements of Cash Flows for all periods presented.

Any net proceeds not committed for reinvestment within 12 months of the transaction closing date were required to be used to repay debt. As such, interest expense has not been allocated to discontinued operations.

Unless otherwise noted, all subsequent footnote disclosures represent continuing operations with the exception of Note 4, which details the assets and liabilities of discontinued operations for the periods presented, as well as the results of operations for discontinued operations.

Note 2.	Significant Accounting Policies

Trade Promotions: Accruals for trade promotions are recorded primarily at the time a product is sold to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods through an off-invoice allowance at the time of sale or through an authorized process for deductions taken by a customer from amounts otherwise due to the Company. Deductions are offset against related trade promotion accruals. The original estimated costs of trade promotions are reasonably likely to change in the future. Evaluations of the trade promotion liability are performed monthly and adjustments are made where appropriate to reflect changes in the Company’s estimates. Trade spending is recorded as a reduction to gross sales.

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

In estimating discounted future cash flows, management uses historical financial information, as well as the Company’s operating plans and projections, which include assumptions regarding sales trends and profitability, as well as macroeconomic factors. Considerable judgment is necessary in estimating future cash flows, market interest rates, discount rates, and other factors used in the income approach, market approach or relief from royalty method used to value goodwill and intangible assets with indefinite lives. Different assumptions regarding future performance, discount rates or other factors could result in future impairment losses.

Retirement Benefits: The Company sponsors a qualified defined benefit pension plan and several unfunded defined benefit postretirement plans, providing certain medical, dental and life insurance and other benefits to eligible retired, salaried, non-union hourly and union employees. Under the direction of the Company, third-party actuaries utilize statistical and other factors to anticipate future events in calculating an estimate of the expense and liabilities related to these plans. The actuarial reports are used by the

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Company in estimating the expenses and liabilities related to these plans. The factors utilized by the Company’s actuaries include assumptions about the discount rate, expected return on plan assets, the health care cost trend rate, withdrawal and mortality rates and the rate of increase in compensation levels. These assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter mortality of participants. These differences may impact the amount of retirement benefit expense recorded by the Company in future periods. The funded status of the Company’s pension and other postretirement plans is recorded as an asset or a liability and all unrecognized gains or losses, net of tax, are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholder’s equity.

Stock Compensation Expense: The Company expenses employee stock option grants and other stock-based compensation over the vesting period, based on the fair value on the date the stock-based compensation was granted. The Company recognizes stock compensation expense for performance-based stock options over the implied service periods when the Company believes it is probable that the performance targets, as defined in the stock agreements, will be achieved.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Inventories: The cost of finished products inventories includes raw materials, direct labor, certain freight and warehousing costs and indirect production and overhead costs. Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out (“FIFO”) method to value its inventories.

Property, Plant and Equipment and Depreciation: Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Maintenance and repairs are expensed as incurred. Significant expenditures that increase useful lives are capitalized. The principal estimated useful lives generally are as follows:

Useful lives
Land improvements	5-40 years
Building and leasehold improvements	10-50 years
Machinery and equipment	10-20 years
Computers and software	3-7 years

Depreciation of plant and equipment and leasehold amortization was as follows (in millions):

		Fiscal 2014		Fiscal 2013		Fiscal 2012
Depreciation and amortization	$	39.2	$	48.4	$	44.1

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

		Fiscal 2014		Fiscal 2013		Fiscal 2012
Capitalized software development costs	$	9.9	$	6.9	$	7.4

The Company had certain assets classified as held for sale for continuing operations with a net book value of $9.5 million as of April 27, 2014. The Company did not have any assets classified as held for sale for continuing operations as of April 28, 2013.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

undiscounted cash flows are less than the book value, an impairment loss is recorded to the extent that the book value exceeds the fair value. If management has committed to a plan to dispose of long-lived assets, the assets to be disposed of are reported at the lower of book value or fair value less estimated costs to sell.

The Company’s intangible assets with estimable lives generally have lives ranging between 5 and 22 years and are amortized on a straight-line basis.

Deferred Debt Issuance Costs: The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs as interest expense over the term of the debt agreements. Amortization expense for deferred charges was as follows (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Amortization expense	$19.8	$23.2	$24.3

Deferred debt issuance costs are included in other assets in the Consolidated Balance Sheets. Refer to Note 7 for a discussion of debt issuance costs for certain periods.

Derivative Financial Instruments: The Company uses derivative financial instruments for the purpose of managing risks associated with interest rates, commodity, transportation, foreign currency exchange rates and other input price exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate, foreign currency, commodity or other fluctuations alone, nor does it use instruments where there are not underlying exposures. All derivative instruments are recorded in the Consolidated Balance Sheets at fair value.

The Company utilizes hedging instruments whose change in fair value acts as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). For derivatives designated as economic hedges, all changes in fair value are recognized in other (income) expense. In addition, the Company has utilized derivative contracts designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). The effective portion of the change in the fair value of a derivative that is designated as a cash flow hedge is recognized in other comprehensive income (loss) (“OCI”). The gain or loss included in OCI is subsequently reclassified into earnings in the Consolidated Statements of Operations as the hedged item in the same period that the hedge transaction affected net income (loss). The ineffective portion of a change in fair value of a cash flow hedge is recognized in other (income) expense. The settlement of a cash flow hedging instrument is classified as an operating activity in the Consolidated Statements of Cash Flows. As of April 27, 2014, the Company had both cash flow hedges and economic hedges.

Fair Value of Financial Instruments: The Company has both fixed and floating rate debt. The Company uses Level 2 inputs to estimate the fair value of such debt.

The following table provides the book value and fair value of the Company’s fixed rate notes (in millions):

	April 27, 2014		April 28, 2013
	Book value	Fair value	Book value	Fair value

Senior Notes	$900.0	$938.3	$1,300.0	$1,381.3

The book value of the Company’s floating rate debt instruments approximates fair value. Fair value for both fixed and floating rate debt was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are only available to investors through certain brokerage firms, and as a result not actively traded, the Company has classified this debt as Level 2 of the fair value hierarchy. See Note 9 for a discussion regarding the fair value hierarchy and the definition of Levels 1, 2 and 3.

Income Taxes: The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement book values of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company files a consolidated return with Parent. The Company allocates current and deferred taxes to each member as if it were a separate taxpayer.

Asset Retirement Obligations: Asset retirement obligations generally apply to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and the normal operation of a long-lived asset. The Company assesses asset retirement obligations on a periodic basis. If a reasonable estimate of fair value can be made, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred or a change in estimate occurs. Associated asset retirement costs are capitalized as part of the book value of the long-lived asset. Over time the liability increases reflecting the accretion of the obligation from its present value to the amount the Company will pay to extinguish the liability and the capitalized asset retirement costs are depreciated over the useful lives of the related assets. As of April 27, 2014 and April 28, 2013, the asset retirement obligation totaled $4.6 million and $4.3 million, respectively. In addition, certain of the Company’s production facilities may contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation. The Company cannot reasonably estimate the fair value of the liability for asbestos removal at its production facilities, and because the timing of the settlement of any such liability is not currently determinable, has not recorded an asset retirement obligation for these matters.

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

Concentration of Credit Risk: A relatively limited number of customers account for a large percentage of the Company’s total sales. One customer accounted for a substantial portion of the Company’s list sales, which approximates gross sales. The table below shows the percentage of list sales for the leading customer, as well as the top ten customers for the periods indicated:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Leading customer	39.0%	43.7%	43.8%
Top ten customers	72.3%	74.0%	72.4%

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

The leading customer accounted for approximately 36.6% and 44.6% of trade accounts receivable as of April 27, 2014 and April 28, 2013, respectively. The Company closely monitors the credit risk associated with its customers.

Coupon Redemption: Coupon redemption costs are accrued in the period in which the coupons are offered based on estimates of redemption rates that are developed by management. Management’s estimates are based on recommendations from independent coupon redemption clearing-houses, as well as historical information. Should actual redemption rates vary from amounts estimated, adjustments to accruals may be required. Coupon redemption costs are recorded as a reduction to gross sales.

Cost of Products Sold: Cost of products sold represents expenses incurred that are directly connected with bringing the products to a salable condition. These costs include raw materials, packaging, labor, certain transportation and warehousing costs, as well as overhead expenses.

Foreign Currency Transactions: Gains and losses from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in other (income) expense.

Advertising Expense: Costs associated with advertising are generally expensed as incurred and included in selling, general and administrative expense. Marketing expense, which includes advertising expense, was as follows for the periods indicated (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Marketing expense	$154.4	$121.3	$99.0

Research and Development: Research and development costs are expensed as incurred and are included as a component of selling, general and administrative expense. Research and development costs were as follows for the periods indicated (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Research and development costs	$25.8	$21.7	$18.6

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The Company accounts for its investments in joint ventures under the equity method of accounting, under which the investment in the joint venture is adjusted for the Company’s share of the undistributed profit or loss of the joint venture.

Use of Estimates: The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for fiscal years and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. Accordingly, the Company has included the enhanced disclosure in Note 12.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

In May 2014, the FASB issued an ASU related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers. The ASU also requires expanded disclosures about revenue recognition. For the Company, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Note 3.	Supplemental Financial Statement Information

	April 27, 2014	April 28, 2013
	(in millions)
Trade accounts receivable, net of allowance:
Trade	$127.2	$96.9
Allowance for doubtful accounts	-	-

Total	$127.2	$96.9

Inventories, net:
Finished products	$191.5	$138.6
Raw materials and in-process materials	24.5	18.8
Packaging materials and other	11.5	11.4

Total	$227.5	$168.8

Prepaid expenses and other current assets:
Prepaid expenses	$93.4	$30.0
Other current assets	70.9	40.6

Total	$164.3	$70.6

Property, plant and equipment, net:
Land and land improvements	$12.4	$12.4
Buildings and leasehold improvements	123.3	122.1
Machinery and equipment	256.8	222.9
Computers and software	58.8	47.2
Construction in progress	35.8	33.1

	487.1	437.7
Accumulated depreciation	(111.7)	(80.5)

Total	$375.4	$357.2

Accounts payable and accrued expenses:
Accounts payable-trade	$175.9	$153.8
Marketing, advertising and trade promotion	67.6	35.2
Accrued benefits, payroll and related costs	37.3	45.6
Accrued interest	21.2	33.7
Current portion of pension liability	8.5	10.0
Other current liabilities	57.3	51.2

Total	$367.8	$329.5

Other non-current liabilities:
Accrued postretirement benefits	$29.8	$55.6
Pension liability	17.1	25.7
Long-term hedge payable	9.8	33.5
Other non-current liabilities	38.6	35.7

Total	$95.3	$150.5

Accumulated other comprehensive income (loss)[1]:
Foreign currency translation adjustments	$-	$(0.8)
Pension and other postretirement benefits adjustments, net of tax	6.0	(9.1)
Income (loss) on cash flow hedging instruments, net of tax	2.4	(6.5)

Total accumulated other comprehensive income (loss)	$8.4	$(16.4)

  1  Including discontinued operations.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Note 4. Discontinued Operations

Net sales from discontinued operations for fiscal 2014 (through the sale date), fiscal 2013, and fiscal 2012 were $1,330.7 million, $1,830.4 million, and $1,815.4 million, respectively. Income (loss) from discontinued operations before income taxes for fiscal 2014, fiscal 2013, and fiscal 2012 was $(75.1) million, $152.7 million, and $154.0 million, respectively. Depreciation and amortization expense from discontinued operations for fiscal 2014, fiscal 2013, and fiscal 2012 was $22.2 million, $43.9 million and $42.5 million, respectively.

Assets and liabilities of discontinued operations for the disposal group sold on February 18, 2014 included the following (in millions):

February 18, 2014
Cash and cash equivalents	$3.9
Trade accounts receivable, net of allowance	101.5
Inventories, net	742.1
Prepaid expenses and other assets	73.3
Property, plant and equipment, net	339.1
Goodwill	143.6
Intangible assets, net	669.6

Total discontinued operations-assets	$2,073.1

Accounts payable and accrued expenses	$155.3
Short-term borrowings	2.2
Pension and other post-retirement liabilities	129.8
Other liabilities	43.3

Total discontinued operations-liabilities	$330.6

As of April 27, 2014, the Company had recorded a gross receivable of $16.3 million for the working capital adjustment, in accordance with the Purchase Agreement. Subsequent to fiscal year end, the Company received a Notice of Disagreement from the Acquiror disputing the working capital adjustment presented by the Company.

Assets and liabilities of discontinued operations classified as held for sale as of the date indicated are reflected at fair value less costs to sell and include the following (in millions):

April 28, 2013
Cash and cash equivalents	$12.8
Trade accounts receivable, net of allowance	94.8
Inventories, net	553.3
Prepaid expenses and other assets	69.5
Property, plant and equipment, net	406.7
Goodwill	143.6
Intangible assets, net	804.5

Total discontinued operations-assets	$2,085.2

Accounts payable and accrued expenses	$197.7
Short-term borrowings	3.2
Pension and other post-retirement liabilities	96.8
Other liabilities	48.7

Total discontinued operations-liabilities	$346.4

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Income (loss) from discontinued operations during the fiscal year ended April 27, 2014 reflects a non-cash impairment charge of $193.8 million before income taxes, recognized in the second quarter of fiscal 2014, in the Consolidated Statements of Operations. The impairment was allocated between net property, plant and equipment and net intangible assets based on the relative book value. Income (loss) from discontinued operations before income taxes during the fiscal year ended April 27, 2014 reflects a gain recognized on sale of the Consumer Products Business of $1.2 million, exclusive of the non-cash impairment charge discussed above.

Deferred tax assets and liabilities, which result in future taxable or deductible amounts for the assets and liabilities related to the Consumer Products Business’ domestic operations, were not allocated to discontinued operations in accordance with GAAP.

Under the Purchase Agreement, and as defined therein, the Acquiror assumed all known or potential future legal liabilities related to the Consumer Products Business at the closing date of February 18, 2014.

Note 5. Natural Balance Acquisition

On July 15, 2013, DMC completed the acquisition of Natural Balance, a California corporation and maker of premium pet products for dogs and cats sold throughout North America. The total cost of the Natural Balance acquisition as of April 27, 2014, was $331.4 million and included an initial $341.1 million cash payment (including $26.2 million paid into an escrow account) and contingent consideration of $0.3 million, reduced by an estimated working capital adjustment and cash received from escrow. The total cost of the acquisition is subject to a post-closing working capital adjustment which was initially due from the Company 90 days after closing (see discussion below). Final agreement of the working capital adjustment has not yet occurred.

The acquisition was accounted for under the acquisition method. The purchase price was allocated to the identifiable assets and liabilities, including brand names, based on estimated fair value, with the remaining purchase price recorded as goodwill. The Company utilized an independent valuation firm to assist in estimating the fair value of Natural Balance’s real estate, machinery and equipment, and identifiable intangible assets.

As of April 27, 2014, the Company had recorded an adjustment to certain working capital accounts as of the acquisition date and a corresponding receivable for the working capital adjustment, as referred to above. The Company’s allocation of the purchase price to the net tangible and intangible assets acquired and liabilities assumed, including the working capital adjustments referred to above, is as follows (in millions):

July 15, 2013
Cash and cash equivalents	$3.9
Trade accounts receivable	10.9
Inventories	24.8
Prepaid expenses and other current assets	0.4
Property, plant and equipment	4.9
Goodwill	137.3
Identifiable intangible assets	280.7
Deferred tax assets	2.6
Other assets	1.9

Total assets acquired	467.4

Accounts payable and accrued expenses	20.7
Other current liabilities	3.0
Deferred tax liabilities	107.4
Other non-current liabilities	4.6
Contingent consideration	0.3

Total liabilities assumed	136.0

Net assets acquired	$331.4

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

The acquisition of Natural Balance includes a contingent consideration arrangement that requires additional cash to be paid by the Company based on the future net sales of Natural Balance over a one year period. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is $0.0 million to $17.5 million, and is based on net sales measured for the 12 month period ending May 1, 2016 with payment due August 22, 2016. Contingent consideration recognized on the acquisition date was $0.3 million and was based on the purchase agreement. The fair value of the contingent consideration on the acquisition date was estimated by applying the income approach. As of April 27, 2014, the Company recorded a fair value adjustment to contingent consideration of $2.8 million, which is included in selling, general and administrative expense in fiscal 2014. The Company has classified the contingent consideration as Level 3 of the fair value hierarchy as it is based on unobservable inputs. Significant inputs and assumptions are management’s estimate of net sales using probability weighted estimates and the discount rate used to calculate the present value of the liability. Significant changes in any Level 3 input or assumption would result in increases or decreases to fair value measurements for contingent consideration. See Note 9 for a discussion regarding the fair value hierarchy and the definition of Levels 1, 2 and 3.

Goodwill is not deductible for tax purposes. The Company executed the acquisition of Natural Balance with the objective of complementing the Company’s substantial pet products portfolio and expanding sales in the high growth pet specialty channel.

The acquired business contributed net sales of $211.7 million from the acquisition date to April 27, 2014. The following unaudited pro forma financial information presents the combined results of operations of the Company, including Natural Balance, as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated financial results of operations that would have been reported had the business combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations (in millions):

	Fiscal 2014	Fiscal 2013

Net sales	$2,240.3	$2,233.8
Loss from continuing operations before income taxes	(3.9)	(16.6)
Loss from continuing operations	(7.3)	(7.4)

Note 6.	Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	April 27, 2014	April 28, 2013

Goodwill	$2,113.4	$1,976.1

Non-amortizable intangible assets:
Trademarks	$1,389.9	$1,266.6

Amortizable intangible assets:
Trademarks	39.3	39.3
Customer relationships	852.7	695.3

	892.0	734.6
Accumulated amortization	(126.7)	(81.4)

Amortizable intangible assets, net	765.3	653.2

Total intangible assets, net	$2,155.2	$1,919.8

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

During the fiscal year ended April 27, 2014, the Company’s goodwill and intangible assets increased by a total of $418.0 million, with a $123.3 million increase for non-amortizable trademarks, a $157.4 million increase for customer relationships, and a $137.3 million increase for goodwill, due to the Natural Balance acquisition (see Note 5).

Amortization expense for the periods indicated below was as follows (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Amortization expense	$45.3	$38.0	$38.0

The following table presents expected amortization of intangible assets as of April 27, 2014, for each of the five succeeding fiscal years (in millions):

2015	$47.3
2016	47.1
2017	46.7
2018	46.7
2019	46.7
Thereafter	530.8

As of April 27, 2014, the weighted-average life of the Company’s amortizable intangible assets was 19.3 years.

Note 7.	Short-Term Borrowings and Long-Term Debt

The Company’s long term debt consists of the following, as of the dates indicated (in millions):

	April 27, 2014	April 28, 2013

Long-term debt:
Term Loan Facility	$1,726.4	$2,681.9
Senior Notes	900.0	1,300.0

	2,626.4	3,981.9
Less unamortized discount	6.1	4.7
Less current portion	17.3	74.5

Total long-term debt	$2,603.0	$3,902.7

Senior Secured Term Loan Credit Agreement

The Company is a party to a senior secured term loan credit agreement (the “Senior Secured Term Loan Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein, that was initially dated March 8, 2011 and provided for a $2,700.0 million senior secured term loan B facility (with all related loan documents, as amended from time to time, the “Term Loan Facility”) with an original term of seven years.

On February 24, 2014, the Company repaid $881.0 million of the Term Loan Facility from the after-tax net proceeds from the sale of the Consumer Products Business and entered into an amendment to the Senior Secured Term Loan Credit Agreement. The amendment, among other things, (1) lowered the LIBOR rate floor on term loans under the credit agreement from 1.00% to 0.75% and the base rate floor from 2.00% to 1.75%; (2) established the applicable interest margin at 2.75% on LIBOR rate loans and 1.75% on base rate loans; and (3) extended the maturity date of the initial term loans to March 8, 2020 from March 8, 2018.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Interest Rates. Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at the Company’s option, either (i) a LIBOR rate (with a floor of 0.75%) or (ii) a base rate (with a floor of 1.75%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of April 27, 2014, the applicable margin with respect to LIBOR borrowings was 2.75% and with respect to base rate borrowings is 1.75%.

Principal Payments. The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from June 30, 2014 to December 31, 2019. The balance is due in full on the maturity date of March 8, 2020. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. On June 27, 2013, the Company made a payment of $74.5 million representing the annual excess cash flow payment due for the fiscal year ended April 28, 2013. As a result of the amendment to the Senior Secured Term Loan Credit Agreement in February 2014, no annual excess cash flow payment will be due for fiscal 2014. As of April 27, 2014 the amount of outstanding loans under the Term Loan Facility was $1,726.4 million and the blended interest rate payable was 3.50%, or 4.96% after giving effect to the interest rate swaps. See Note 8 for a discussion of the Company’s interest rate swaps.

The Senior Secured Term Loan Credit Agreement also requires the Company to prepay outstanding loans under the Term Loan Facility, subject to certain exceptions, with, among other things:

•	50% (which percentage will be reduced to 25% if the Company’s leverage ratio is 5.5x or less and to -% if the Company’s leverage ratio is 4.5x or less) of the Company’s annual excess cash flow, as defined in the Senior Secured Term Loan Credit Agreement;

•	100% of the net cash proceeds of certain casualty events and non-ordinary course asset sales or other dispositions of property for a purchase price above $10 million, in each case, subject to the Company’s right to reinvest the proceeds; and

•	100% of the net cash proceeds of any incurrence of debt, other than proceeds from the debt permitted under the Senior Secured Term Loan Credit Agreement.

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

Senior Secured Asset-Based Revolving Credit Agreement

The Company has historically maintained a revolver for flexibility to fund seasonal working capital needs and for other general corporate purposes. Following the sale of the Consumer Products Business during fiscal 2014, the Company no longer expects to have material changes in working capital needs due to seasonality. On March 6, 2014, the Company refinanced its credit agreement (the “Senior Secured Asset-Based Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders and agents parties thereto, that provides for a new $225.0 million facility (with all related loan documents, and as amended from time to time, the “ABL Facility”) with a term of five years.

Interest Rates. Borrowings under the ABL Facility will bear interest at an initial interest rate equal to an applicable margin, plus, at the Company’s option, either (i) a LIBOR rate, or (ii) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. The applicable margin with respect to LIBOR borrowings is currently 1.50% (and may increase to 1.75% depending on average excess availability) and with respect to base rate borrowings is currently 0.50% (and may increase to 0.75% depending on average excess availability).

Commitment Fees. In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee at a rate of 0.25% per annum in respect of the unutilized commitments thereunder. The Company must also pay customary letter of credit fees and fronting fees for each letter of credit issued.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Availability under the ABL Facility. Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) 85% of the net orderly liquidation value of eligible inventory (provided that net orderly liquidation value cannot exceed the net book value), of the borrowers under the facility at such time, less customary reserves. The ABL Facility will mature, and the commitments thereunder will terminate, on March 6, 2019. As of April 27, 2014, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $33.4 million and the net availability under the ABL facility was $161.6 million.

The ABL Facility includes a sub-limit for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” The Company is the lead borrower under the ABL Facility and other domestic subsidiaries may be designated as borrowers on a joint and several basis.

Availability to Incur Additional Indebtedness. The commitments under the ABL Facility may be increased, subject only to the consent of the new or existing lenders providing such increases, such that the aggregate principal amount of commitments does not exceed $325 million. The lenders under this facility are under no obligation to provide any such additional commitments, and any increase in commitments will be subject to customary conditions precedent. Notwithstanding any such increase in the facility size, the ability to borrow under the facility will remain limited at all times by the borrowing base (to the extent the borrowing base is less than the commitments).

Guarantee of Obligations under the Senior Secured Term Loan Credit Agreement and Senior Secured Asset-Based Revolving Credit Agreement

All obligations of the Company under the Senior Secured Term Loan Credit Agreement and Senior Secured Asset-Based Revolving Credit Agreement are unconditionally guaranteed by Parent and by substantially all existing and future, direct and indirect, wholly-owned material restricted domestic subsidiaries of the Company, subject to certain exceptions. Subsequent to the July acquisition described above, Natural Balance became a guarantor subsidiary under the debt agreements.

Senior Notes Due 2019

The Company has outstanding senior notes with an aggregate principal amount of $900.0 million due February 15, 2019 and a stated interest rate of 7.625% (the “Senior Notes”). The indenture governing the Senior Notes is hereinafter referred to as the “Senior Notes Indenture.” On March 13, 2014, the Company used a portion of the net proceeds from the sale of the Consumer Products Business to redeem $400.0 million of the Senior Notes at a redemption price equal to 103.813% of their aggregate principal amount plus accrued and unpaid interest to the redemption date, as announced on February 11, 2014.

Interest Rate. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year commencing August 15, 2011.

Guarantee. The Senior Notes are required to be fully and unconditionally guaranteed by each of the Company’s existing and future domestic restricted subsidiaries that guarantee its obligations under the Term Loan Facility and ABL Facility.

Redemption Rights. The Company has the option of redeeming all or a part of the Senior Notes at a premium ranging from 103.813% to 101.906% of the aggregate principal amount. Beginning on February 15, 2016, the Company may redeem all or a part of the Senior Notes at face value. Any redemption as described above is subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

all of the existing and future secured debt (including obligations under the Term Loan Facility and ABL Facility described above) to the extent of the value of the collateral securing such debt; and are structurally subordinated to all existing and future liabilities, including trade payables, of the non-guarantor subsidiaries, to the extent of the assets of those subsidiaries.

Deferred Debt Issuance and Debt Extinguishment Costs

During fiscal 2014, the Company wrote off certain deferred debt issuance costs of $32.7 million and unamortized discount of $1.5 million, primarily in connection with the amendment, refinancing and redemption described above, as well as the excess cash flow payment made on June 27, 2013.

In connection with entering into the amendment to the Senior Secured Term Loan Credit Agreement and a new Senior Secured Asset-Based Revolving Credit Agreement, the Company capitalized $1.2 million and expensed $2.9 million of debt issuance costs. The capitalized costs are being amortized as interest expense over the term of the related debt instrument. In connection with the tender offer for the Senior Notes, the Company recognized $15.3 million of expense (included in loss on partial debt extinguishment) which represents the redemption premium.

Maturities

As of April 27, 2014, mandatory payments of long-term debt (representing debt under the Term Loan Facility and the Senior Notes) are as follows (in millions)1:

2015	$ 17.3
2016	17.3
2017	17.3
2018	17.3
2019	917.3
Thereafter	1,639.9

[1]	Does not reflect any excess cash flow or other principal prepayments beyond fiscal 2015 that may be required under the terms of the amended Senior Secured Term Loan Credit Agreement, as described above.

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

Senior Notes Indenture Restrictive Covenants. The restrictive covenants in the Senior Notes Indenture include covenants limiting the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain types of preferred stock, create liens, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, repurchase its capital stock, make investments, prepay certain indebtedness, and engage in certain transactions with affiliates, as well as limiting the ability of the Company’s restricted subsidiaries to create restrictions on payments to the Company.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

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

Supplemental Disclosure of Cash Flow Information

The Company’s cash interest payments were as follows for the periods indicated (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cash interest payments	$210.9	$219.3	$223.7

Cash interest paid during periods presented does not include cash paid to interest rate swap counterparties.

Note 8.	Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts, as well as forward foreign currency contracts, to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation, foreign currency exchange rates and other input price exposures. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure to any one party.

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument whose change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of April 27, 2014, the Company had both cash flow and economic hedges.

Interest Rates: The Company’s debt primarily consists of floating rate term loans and fixed rate notes. The Company historically maintained its floating rate revolver for flexibility to fund seasonal working capital needs and for other uses of cash. Following the sale of the Consumer Products Business during fiscal 2014, the Company no longer expects to have material changes in working capital due to seasonality. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

Swaps are recorded as an asset or liability in the Consolidated Balance Sheets at fair value. The Company currently accounts for these interest rate swaps as economic hedges and any gains and losses are recorded in other (income) expense, net.

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. As of April 27, 2014, the following economic hedge swaps were outstanding:

Contract date	Notional amount (in millions)	Fixed LIBOR rate	Effective date	Maturity date

April 12, 2011	$900.0	3.029%	September 4, 2012	September 1, 2015

On August 13, 2010, the Company entered into interest rate swaps with a total notional amount of $300.0 million as the fixed rate payer and an effective date of February 1, 2011. The interest rate swaps fixed LIBOR at 1.368% for the term of the swaps and expired during fiscal 2014 on February 3, 2014.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

The fair values of the Company’s interest rate swaps were recorded as current liabilities of $25.4 million and non-current liabilities of $9.8 million at April 27, 2014. The fair values of the Company’s interest rate swaps were recorded as current liabilities of $28.4 million and non-current liabilities of $33.5 million at April 28, 2013.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, and swaption or option contracts, as deemed appropriate; to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounts for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense, net.

The fair values of the Company’s commodities hedges were recorded as current assets of $9.4 million as of April 27, 2014. The fair values of the Company’s commodities hedges were recorded as current assets of $3.0 million and current liabilities of $9.7 million at April 28, 2013. The notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	April 27, 2014	April 28, 2013

Commodity contracts	$124.8	$213.4

Foreign Currency: From time to time, the Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounted for these contracts as either economic hedges or cash flow hedges. Changes in the value of the economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense, net. Changes in the value of the economic hedges are recorded directly in earnings. The Company did not have any outstanding foreign currency hedges as of April 27, 2014 because the Company did not believe it was in its best interest at the time. The Company did not have any outstanding foreign currency hedges in continuing operations as of April 28, 2013. The Company may again in the future enter into foreign currency forward contracts.

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Consolidated Balance Sheets as of April 27, 2014 was as follows (in millions):

	Asset derivatives			Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value		Balance Sheet location	Fair value

Interest rate contracts	Other non-current assets	$-		Other non-current liabilities	$9.8
Interest rate contracts	Prepaid expenses and other current assets	-		Accounts payable and accrued expenses	25.4
Commodity and other contracts	Prepaid expenses and other current assets	9.4	(1)	Accounts payable and accrued expenses	-

Total		$9.4			$35.2

(1)	Includes $7.6 million of commodity contracts (asset derivatives) designated as cash flow hedges.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

The fair value of derivative instruments recorded in the Consolidated Balance Sheets as of April 28, 2013 was as follows (in millions):

	Asset derivatives			Liability derivatives
Derivatives in economic hedging relationships	Balance Sheet location	Fair value		Balance Sheet location	Fair value

Interest rate contracts	Other non-current assets	$-		Other non-current liabilities	$33.5
Interest rate contracts	Prepaid expenses and other current assets	-		Accounts payable and accrued expenses	28.4
Commodity and other contracts	Prepaid expenses and other current assets	3.0	(1)	Accounts payable and accrued expenses	9.7	(2)

Total		$3.0			$71.6

(1)	Includes $0.2 million of commodity contracts (asset derivatives) designated as cash flow hedges.
(2)	Represents commodity contracts (liability derivatives) designated as cash flow hedges.

The effect of the Company’s economic hedges on other (income) expense, net in the Consolidated Statements of Operations for the periods indicated below was as follows (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest rate contracts	$2.0	$12.3	$52.1
Commodity and other contracts	(12.9)	(23.0)	(1.2)
Foreign currency exchange contracts	-	-	(1.4)

Included in other (income) expense, net	$(10.9)	$(10.7)	$49.5

The effect of derivative instruments designated as cash flow hedges recorded for fiscal 2014, in the Consolidated Statements of Operations was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI	Location of (gain) loss reclassified from AOCI	(Gain) loss reclassified from AOCI into income	Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)

Commodity and other contracts	$(14.2)	Cost of products sold	$7.7	Other (income) expense, net	$(4.0)

The effect of derivative instruments designated as cash flow hedges recorded for fiscal 2013, in the Consolidated Statements of Operations was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI	Location of (gain) loss reclassified from AOCI	(Gain) loss reclassified from AOCI into income	Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)

Commodity and other contracts	$10.6	Cost of products sold	$-	Other (income) expense, net	$0.9

The Company did not have cash flow hedges during fiscal 2012.

At April 27, 2014, $6.5 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Note 9.	Fair Value Measurements

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

The following table provides the fair values hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
Description	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013

Assets
Commodity and other contracts	$7.5	$2.1	$1.9	$0.9	$-	$-

Total	7.5	2.1	1.9	0.9	-	-

Liabilities
Interest rate contracts	-	-	35.2	61.9	-	-
Commodity and other contracts	-	4.3	-	5.4	-	-
Contingent consideration	-	-	-	-	3.1	-

Total	$-	$4.3	$35.2	$67.3	$3.1	$-

The Company’s determination of the fair value of its interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. The Company’s futures and options contracts are traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded. The Company’s commodities swap and swaption contracts are traded over-the-counter and are valued based on the Chicago Board of Trade quoted prices for similar instruments in active markets or corroborated by observable market data available from the Energy Information Administration. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount. There were no foreign currency forward contracts outstanding as of April 27, 2014 and April 28, 2013.

The fair values of the fixed rate notes and floating rate debt are disclosed in Note 2. The fair values of the plan assets of the Company’s defined benefit pension plan are disclosed in Note 11.

Note 10.	Stock Plans

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

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

During fiscal 2014, Parent granted 1,690,000 stock options. Under the automatic increase provisions of the 2011 Plan, 325,000 of additional shares of common stock of Parent were authorized for grant. As of April 27, 2014, 6,727,228 shares of common stock were available for future grant subject to the automatic increase provision described above.

During fiscal 2013, Parent granted 3,975,000 stock options. Under the automatic increase provisions of the 2011 Plan, 2,862,319 of additional shares of common stock of Parent were authorized for grant.

Generally, options granted under the 2011 Plan that are subject to service-based or performance-based vesting vest annually over four or five years and the term may not be more than ten years from the date of its grant. Following the termination of employment of an optionholder, shares received pursuant to the exercise of options generally remain subject to certain put and call rights which vary depending on the nature of the termination. In addition, in the event of certain change in control transactions, any outstanding portion of service-based options will become vested and exercisable, and, in the event of a certain change in control transaction pursuant to an event wherein the Sponsors realize a cash return on their interests in Parent greater than a predetermined target, all options subject to performance-based vesting will vest.

Performance-based stock options

There are two types of options subject to performance-based vesting under the 2011 Plan. The first type generally vests at the end of each fiscal year 2013 through 2016 if Parent achieves a pre-determined EBITDA-related financial target (“EBITDA Performance Options”) with respect to such fiscal year. The second type are options with vesting subject only to market-based vesting conditions (“Exit Return Performance Options”), where upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold.

During fiscal 2014, Parent granted 422,500 EBITDA Performance Options with a weighted-average grant date fair value of $2.57 per share to employees of the Company. During fiscal 2014, Parent modified the outstanding EBITDA Performance options to revise the EBITDA-related financial targets for fiscal 2014 due to the sale of the Consumer Products Business and the acquisition of Natural Balance. No incremental expense was recorded as a result of the modification. During fiscal 2013, Parent granted 993,750 EBITDA Performance Options with a weighted-average grant date fair value of $1.98 per share to employees of the Company.

The fair value for performance-based stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. This model estimates the fair value of the options based on a number of assumptions, such as expected option life, interest rates, the current fair market value and expected volatility of common stock and expected dividends. The expected term of options granted was based on the “simplified” method. Expected stock price volatility was determined based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options. The risk-free interest rate was based on the expected U.S. Treasury rate over the expected life. The dividend yield was based on the expectation that no dividends will be paid. The following table presents the weighted-average assumptions for performance-based stock options granted for the periods indicated:

	Fiscal 2014	Fiscal 2013

Expected life (in years)	5.9	5.4
Expected volatility	45.0%	45.0%
Risk-free interest rate	1.03%	0.9%
Dividend yield	0.0%	0.0%

During fiscal 2014 and fiscal 2013, Parent also granted 422,500 and 993,750 Exit Return Performance options, respectively. As the performance conditions associated with the Exit Return Performance Options are not probable of being achieved until the consummation of a liquidity event, the grant date fair value of these options is measured, but no stock compensation expense will be recognized until a liquidity event occurs and the target threshold is met.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Service-based stock options

The following table presents the service-based stock options granted and the weighted-average grant date fair value for the periods indicated:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Options granted	845,000	1,987,500	9,010,000
Weighted-average grant date fair value	$2.57	$2.16	$2.21

Options granted under the 2011 Plan that are subject to service-based vesting are generally subject to partial accelerated vesting upon certain terminations of employment of the optionholder. In the event of the termination of an optionholder’s employment due to death or disability or, in the event of the termination of an optionholder’s employment by the Company without cause or by the optionholder for good reason after March 8, 2013, that portion of the service-based stock options that would have become vested upon the next annual vesting date will vest as of the employment termination date.

The fair value for service-based stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with assumptions determined in the same manner as performance-based stock options described above. The following table presents the weighted-average assumptions for service-based stock options granted for the periods indicated:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected life (in years)	5.9	5.9	6.5
Expected volatility	45.0%	45.0%	45.0%
Risk-free interest rate	1.03%	1.03%	1.61%
Dividend yield	0.0%	0.0%	0.0%

Rollover stock options

Certain options granted under the 2011 Plan were issued in exchange for options to purchase DMFC’s common stock granted under the Company’s previous equity plans (the “Rollover Options”). There was a total of 9,385,492 Rollover Options granted with a fair value of $3.75 per share. During fiscal 2014, 701,867 Rollover Options were cancelled and repurchased in connection with executive departures and 5,444,483 remain outstanding as of April 27, 2014. During fiscal 2013 and fiscal 2012, 573,015 and 2,666,127, respectively, Rollover Options were cancelled and repurchased in connection with executive departures. The Company did not incur any expense in connection with the issuance of the Rollover Options because they were granted in exchange for options of equal value. The Rollover Options are fully vested, and generally remain subject to their original terms under the Company’s previous equity plans, with applicable adjustments to convert the exercise price and number of shares of such options. Further, Rollover Options do not count toward the shares of common stock available for grant under the 2011 Plan.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Stock option activity and related information during the periods indicated was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Exercisable Weighted- Average Exercise Price
Balance at May 1, 2011	15,647,164	$2.75	9,385,492	$1.25
Granted	18,020,000	5.55
Forfeited	(1,821,329)	5.00
Exercised	-	-
Cancelled	(2,666,127)	1.25

Balance at April 29, 2012	29,179,708	4.48	8,825,417	2.26
Granted	3,975,000	5.00
Forfeited	(4,440,404)	5.00
Exercised	-	-
Cancelled	(573,015)	1.25

Balance at April 28, 2013	28,141,289	4.54	12,163,876	3.32
Granted	1,690,000	5.96
Forfeited	(5,077,715)	5.18
Exercised	-	-
Cancelled	(701,867)	1.25

Balance at April 27, 2014	24,051,707	$4.60	13,832,001	$3.85

Options forfeited represent the number of unvested options that were forfeited in connection with the termination of employment of the optionholders. Options cancelled represent the number of vested options that were subject to repurchase and cancellation by the Company in connection with the termination of employment of the optionholders. The weighted-average exercise price is generally equivalent to the fair value of common stock per share.

As of April 27, 2014, there was approximately $14.6 million of unrecognized stock compensation cost, which is expected to be recognized over a weighted-average period of 1.9 years. As of April 27, 2014, the weighted-average remaining contractual life of options outstanding was 6.6 years.

Restricted common stock

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

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Note 11.	Retirement Benefits

Defined Benefit Plans. The Company sponsors a qualified defined benefit pension plan (“pension benefits” or “pension plan”) and several unfunded defined benefit postretirement plans (“other benefits” or “postretirement plans”) providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. The details of such plans, including discontinued operations, are as follows (in millions):

	Pension benefits		Other benefits
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Change in benefit obligation:
Benefit obligation at beginning of period	$499.6	$466.4	$138.3	$157.9
Service cost	12.1	13.5	1.0	1.5
Interest cost	16.0	20.4	4.9	7.6
Actuarial (gain) loss	(23.2)	33.7	(15.1)	(24.4)
Benefits paid	(37.1)	(34.4)	(4.3)	(4.3)
Obligation transferred to Acquiror	(341.5)	-	(93.7)	-

Benefit obligation at end of period	$125.9	$499.6	$31.1	$138.3

Accumulated benefit obligation	$121.4	$484.1

Change in plan assets:
Fair value of plan assets at beginning of period	$487.1	$460.5	$-	$-
Actual gain on plan assets	32.1	46.0	-	-
Employer contributions	10.0	15.0	4.3	4.3
Benefits paid	(37.1)	(34.4)	(4.3)	(4.3)
Plan assets transferred to Acquiror[1]	(356.2)	-	-	-

Fair value of plan assets at end of period	$135.9	$487.1	$-	$-

Funded status at end of period	$10.0	$(12.5)	$(31.1)	$(138.3)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$10.0	$-	$-	$-
Accounts payable and accrued expenses	-	(15.0)	(1.3)	(6.1)
Other non-current liabilities	-	2.5	(29.8)	(132.2)

Total	$10.0	$(12.5)	$(31.1)	$(138.3)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial net gain (loss)	$(0.1)	$(43.4)	$11.5	$29.0

Total	$(0.1)	$(43.4)	$11.5	$29.0

[1]	The plans assets transferred to the Acquiror are an estimate which could differ from actual results. Please refer to discussion below regarding requirements under the Employee Retirement Income Security Act of 1974.

The components of net periodic benefit cost for the pension benefits and other benefits for the periods indicated, including discontinued operations, are as follows (in millions):

	Pension benefits
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$12.1	$13.5	$13.6
Interest cost on projected benefit obligation	16.0	20.4	23.0
Expected return on plan assets	(29.0)	(32.4)	(32.7)
Amortization of loss/(gain)	-	-	-
Settlement loss, net of curtailment gain	31.8	-	-

Net periodic benefit cost	$30.9	$1.5	$3.9

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

	Other benefits
	Fiscal 2014	Fiscal 2013	Fiscal 2012
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$1.0	$1.5	$1.5
Interest cost on projected benefit obligation	4.9	7.6	8.4
Expected return on plan assets	-	-	-
Amortization of gain	(2.3)	-	-
Settlement gain	(30.3)	-	-

Net periodic benefit cost (credit)	$(26.7)	$9.1	$9.9

For fiscal 2015, pension benefits expense for continuing operations is expected to be approximately $3.9 million. Other benefits expense for fiscal 2015 is currently estimated to be approximately a net credit of $0.1 million as the net amortization gain exceeds service and interest costs. These estimates incorporate the Company’s fiscal 2015 assumptions. Actual future pension benefit and other benefit expense amounts may vary depending upon the accuracy of original assumptions and future assumptions.

Sale of the Consumer Products Business

Following the sale of the Consumer Products Business, the Company transferred a significant amount of the plan obligations and plan assets for the pension benefits and other benefits, as well as the related components of net periodic benefit costs, for the transferred employees and retirees of the Consumer Products Business to the Acquiror. Plan assets for pension benefits must be allocated to the Acquiror in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”) Section 4044, which the Company expects to be completed in fiscal 2015. The plan assets presented are an estimate which could differ from actual results.

Assumptions

Since the pension plan and other benefits liabilities are measured on a discounted basis, the discount rate is a significant assumption. The discount rate was determined based on an analysis of interest rates for high-quality, long-term corporate debt at each measurement date. In order to appropriately match the bond maturities with expected future cash payments, the Company utilizes differing bond portfolios to estimate the discount rates for the pension plan and for the other benefits. The discount rate used to determine the pension plan and other benefits projected benefit obligation as of the balance sheet date is the rate in effect at the measurement date. The same rate is also used to determine the pension plan and other benefits expense for the following fiscal year. The long-term rate of return for the pension plan’s assets is based on the Company’s historical experience, the pension plan’s investment guidelines and the Company’s expectations for long-term rates of return. The pension plan’s investment guidelines are established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.

The following table presents the weighted-average assumptions used to determine the projected benefit obligations for pension benefits and other benefits:

	April 27, 2014	April 28, 2013
Pension benefits
Discount rate	4.60%	3.90%
Rate of increase in compensation levels	3.94%	3.69%
Other benefits
Discount rate	4.85%	4.25%

The weighted-average assumptions for pension benefits and other benefits reflect a weighted-average assumption for the prior year as reported and an interim measurement in fiscal 2014 following the sale of Consumer Products Business.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

The following table presents the weighted-average assumptions used to determine the net periodic benefit cost for pension benefits and other benefits:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Pension benefits
Discount rate	4.07%	4.60%	5.50%
Rate of increase in compensation levels	3.69%	3.68%	4.69%
Long-term rate of return on plan assets	7.20%	7.25%	7.50%
Other benefits
Discount rate	4.41%	4.90%	5.75%

The weighted-average asset allocation of the pension plan assets and weighted-average target allocation as of the measurement date for fiscal 2014 and fiscal 2013 are as follows:

	April 27, 2014	April 28, 2013	Target Allocation Range
Equity securities	44%	47%	31-51%
Debt securities	48%	52%	47-64%
Other	8%	1%	2-9%

Total	100%	100%

Sensitivity of Assumptions

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits was assumed as indicated below:

Plan	Fiscal 2014	Fiscal 2013	Fiscal 2012
Preferred provider organization and associated indemnity plans	7.80%	8.10%	8.40%
Health maintenance organization plans	8.30%	8.70%	9.10%
Dental and vision plans	5.00%	5.00%	5.00%

The rate of increase is assumed to decline gradually to 4.0% for the preferred provider organization and associated indemnity plans, as well as for the health maintenance organization plans.

The health care cost trend rate assumption has a significant effect on the amounts reported. The following table presents the impact of a 1% increase or decrease of the health care cost trend rate on the projected benefit obligation and the aggregate of the service and interest cost components of net periodic benefit cost of other benefits, for continuing operations, as of April 27, 2014 and for the year then ended, respectively (in millions):

	1% Increase	1% Decrease
Projected benefit obligation at April 27, 2014 increase/(decrease)	$4.2	$(3.5)
Aggregate of service and interest rate cost components of net periodic benefit cost for fiscal 2014 increase/(decrease)	0.9	(0.7)

No amounts will be amortized from AOCI into net periodic benefit cost over the next fiscal year for the pension plan. Amortization of net gain of $1.7 million will be recognized for other benefit plans.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Contributions

The Company made contributions to the pension plan of $10.0 million for fiscal 2014. The Company currently meets and plans to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on the Company’s pension plan if it does not meet the minimum funding levels. The Company has made contributions in excess of its required minimum amounts for fiscal 2014, fiscal 2013, and fiscal 2012 and is more than 100% funded as of April 27, 2014. Due to uncertainties of future funding levels, as well as plan financial returns, the Company cannot predict whether it will continue to achieve specified plan funding thresholds or remain fully funded. The Company currently expects to make a contribution of approximately $8 million in fiscal 2015.

Future Benefit Payments

As of April 27, 2014 the projected future benefit payments for continuing operations are as follows (in millions):

	Pension benefits	Other benefits
2015	$11.3	$1.3
2016	10.6	1.4
2017	10.7	1.4
2018	11.1	1.5
2019	11.4	1.6
Years 2020-2024	61.9	9.4

Fair Value Hierarchy of Plan Assets

Plan assets: The Company has adopted the fair value provisions (as described in Note 9) for the plan assets of its pension plan. The Company categorizes plan assets within a three level fair value hierarchy.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:

Limited partnership interests: valued at their estimated fair value based on audited financial statements of the partnerships.

The following table sets forth by level within the fair value hierarchy of the plan’s assets at fair value as of April 27, 2014 (in millions):

	Investments at Fair Value
	Level 1	Level 2	Level 3	Total
Plan investments in Master Trust:
Interest bearing cash	$10.0	$-	$-	$10.0
Common collective trust funds:
Fixed income	-	84.7	-	84.7
Equity index funds	-	39.4	-	39.4
Equity fund	-	16.5	-	16.5
Other funds	-	5.8	-	5.8
Mutual funds:
Equity fund	8.0	-	-	8.0
Corporate debt securities	-	-	-	-
Corporate stock	7.7	-	-	7.7
Government securities	-	-	-	-
Limited partnership interests	-	-	4.3	4.3
Other	-	-	-	-

Total Investments	$25.7	$146.4	$4.3	$176.4

In accordance with the Purchase Agreement, an initial transfer representing a portion of the fair value of plan assets related to the Consumer Products Business was completed in connection with the closing date of February 18, 2014. A true-up adjustment is due within 270 days after the transaction closing date. The total fair value of the plan’s assets in the table above includes the estimated residual fair value of plan assets to be transferred, and is reconciled to plan assets reflected in the Consolidated Balance Sheets as follows (in millions):

Investments at fair value as of April 27, 2014	$176.4
Less: Residual fair value of plan assets to be transferred	(40.5)

Net investments at fair value	$135.9

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

The following table sets forth by level within the fair value hierarchy of the plan’s assets at fair value for both continuing and discontinued operations as of April 28, 2013 (in millions):

	Investments at Fair Value
	Level 1	Level 2	Level 3	Total
Plan investments in Master Trust:
Interest bearing cash	$5.5	$-	$-	$5.5
Common collective trust funds:
Fixed income	-	144.0	-	144.0
Equity index funds	-	106.3	-	106.3
Equity fund	-	39.4	-	39.4
Other funds	-	25.4	-	25.4
Mutual funds:
Equity fund	31.7	-	-	31.7
Corporate debt securities	-	46.2	-	46.2
Corporate stock	26.3	-	-	26.3
Government securities	49.9	3.9	-	53.8
Limited partnership interests	-	-	3.6	3.6
Other	-	4.9	-	4.9

Total Investments	$113.4	$370.1	$3.6	$487.1

There were no transfers of plan assets between Level 1 and Level 2 or into or out of Level 3 during fiscal 2014 and fiscal 2013.

The Company held investments in a private limited partnership with unobservable inputs (Level 3). Investments are valued at estimated fair value based on audited financial statements received from the general partner. The general partner annually engages an independent appraiser to value the investments of the limited partnership.

Changes in fair value measurements of Level 3 investments during fiscal 2014 were as follows (in millions):

Level 3
Balance at April 29, 2012	$3.7
Unrealized loss	(0.1)

Balance at April 28, 2013	3.6
Unrealized gain	0.7

Balance at April 27, 2014	$4.3

The Company’s investment objectives are to ensure that the assets of its pension plan are invested to provide an optimal rate of investment return on the total investment portfolio, consistent with the assumption of a reasonable risk level, and to ensure that pension funds are available to meet the plan’s benefit obligations as they become due. The Company believes that a well-diversified investment portfolio, including both equity and fixed income components, will result in the highest attainable investment return with an acceptable level of overall risk. The Company’s investment policies and procedures are designed to ensure that the plan’s investments are in compliance with ERISA.

Defined Contribution Plans. The Company participates in three defined contribution plans, two of which have Company contributions. Company contributions to these defined contribution plans are based on employee contributions and compensation. Company contributions under these plans were as follows for the periods indicated (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Company contributions	$5.1	$5.4	$5.6

Following the sale of the Consumer Products Business, the Company transferred employees and retirees under the defined contribution plans to the Acquiror in accordance with the Purchase Agreement.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Multi-employer Plans. The Company participates in one multi-employer pension plan, which provides defined benefits to certain union employees. Company contributions to the plan were as follows for the periods indicated (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Company contributions	$1.9	$1.7	$1.2

The risks of participating in multi-employer pension plans are different from the risks of participating in single-employer pension plans in the following respects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan allocable to such withdrawing employer may be borne by the remaining participating employers; and

•	If the Company stops participating in some of its multi-employer pension plans, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan, referred to as a withdrawal liability.

The following table presents information regarding the multi-employer plan of the Company:

Pension	EIN/ Pension	Pension Protection Act Zone Status [1]		FIP/RP Status Pending/		Contributions of the Company (For the 12 months ended December 31) (in millions)					Surcharge Imposed[3]	Expiration Date of Collective Bargaining Agreement
Fund Name	Plan Number	2013	2012	Implemented[2]		2013		2012		2011

Bakery and Confectionery		as of 1/1/13	as of 1/1/12								Yes
Union and Industry	52-6118572	66.41%	66.86%	Implemented	$	1.9	$	1.7	$	1.2	5% Calendar 2012	9/28/2014
International Health		RED	RED								10% Calendar 2013
Benefits and Pension Fund [4]

[1]	The Pension Protection Act of 2006 ranks the funded status of multiemployer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65%. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year end, not the Company’s year-end. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. During calendar year 2013, the Bakery and Confectionery Union and Industry International Health Benefits and Pension Fund (Bakery and Confectionery Union Fund) was in Red Zone status. Although the current funding status as of calendar year 2013 was 66.41%, the Company’s actuary concluded that the funding status is more than likely to fall below 65% within the next five years and has classified the Bakery and Confectionery Union Fund in Red Zone status.

[2]	Funding Improvement Plan or Rehabilitation Plan as defined under ERISA has been implemented or is pending.

[3]	Whether the Company paid a surcharge to the Plan in the most current year due to funding shortfalls and the amount of the surcharge.

[4]	The Company was not listed in the Plan’s Form 5500 as providing more than 5% of the total contributions for the plan year ending December 31, 2012, the most recent year available.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Other Plans. The Company has various other non-qualified retirement plans and supplemental retirement plans for executives, designed to provide benefits in excess of those otherwise permitted under the Company’s qualified retirement plans. These plans are unfunded and comply with the Internal Revenue Service (“IRS”) rules for nonqualified plans.

Note 12.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the Consolidated Statements of Operations for the fiscal year ended April 27, 2014 (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Operations

	Fiscal Year Ended April 27, 2014
Loss on cash flow hedges:
Commodity contracts	$(7.7)	Cost of products sold

	(7.7)	Total before tax

	(3.0)	Provision (benefit) for income taxes

	$(4.7)	Net of tax

Defined benefit plan items[1]:
Amortization of prior service benefits	$1.4
Amortization of actuarial losses	(4.4)

	(3.0)	Total before tax

	(1.2)	Provision (benefit) for income taxes

Total reclassifications	$(1.8)	Net of tax

1These accumulated and other comprehensive income (loss) components are included in the computation of net periodic benefit costs. See Note 11 for additional information.

Note 13.	Other (Income) Expense, net

The components of other (income) expense, net are as follows (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012

(Gain) loss on hedging contracts	$(14.9)	$(9.8)	$49.6
Foreign currency transaction (gains) losses	2.7	0.1	-
Other	0.1	(0.1)	-

Total other (income) expense, net	$(12.1)	$(9.8)	$49.6

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Note 14.	Provision for Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012

Income (loss) from continuing operations before income taxes:
Domestic	$(5.9)	$(18.6)	$(92.1)
Foreign	1.2	4.3	1.7

	$(4.7)	$(14.3)	$(90.4)

Income tax provision (benefit):
Current:
U.S federal	$9.0	$1.6	$6.4
State and foreign	0.2	0.3	3.0

Total current	9.2	1.9	9.4

Deferred:
U.S federal	(9.4)	(8.7)	(32.4)
State and foreign	3.3	(1.5)	(0.5)

Total deferred	(6.1)	(10.2)	(32.9)

Provision (benefit) for income taxes	$3.1	$(8.3)	$(23.5)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	April 27, 2014	April 28, 2013

Deferred tax assets:
Post employment benefits	$12.0	$52.8
Pension liability	2.8	19.4
Workers’ compensation	1.3	12.4
Net operating loss and tax credit carry forwards	0.5	3.7
Stock-based compensation	16.9	12.5
Fair value of derivatives	9.3	26.9
Inventory	10.1	-
Other	25.8	51.2

Gross deferred tax assets	78.7	178.9
Deferred tax liabilities:
Depreciation and amortization	61.0	134.9
Intangible assets	766.1	959.5
Inventory	-	32.1
Other	18.7	6.3

Gross deferred tax liabilities	845.8	1,132.8

Net deferred tax liability	$(767.1)	$(953.9)

At April 27, 2014, the Company has not provided any valuation allowance on its deferred tax assets. In evaluating the Company’s ability to realize its deferred tax assets, the Company considers all available positive and negative evidence and recognizes a benefit for those deferred tax assets that it believes will be more likely than not to be realized in the future.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

The differences between the expected provision (benefit) for income taxes and the actual provision (benefit) for income taxes computed at the statutory U.S. federal income tax rate for continuing operations is explained as follows (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected income provision (benefit) computed at the statutory U.S. federal income tax rate	$(1.6)	$(5.0)	$(31.6)
State taxes, net of federal benefit	0.5	(0.1)	(2.1)
Expense (benefit) of state tax law change and change in effective state rate	3.2	(2.5)	0.9
Non-deductible severance related costs	-	-	8.3
Non-deductible transaction costs	1.6	-	0.4
Other	(0.6)	(0.7)	0.6

Actual provision (benefit) for income taxes	$3.1	$(8.3)	$(23.5)

As of April 27, 2014, the Company has state net operating loss carryforwards of $0.8 million, which will expire in fiscal 2022 and 2025, and state tax credits of $0.8 million, which will expire in fiscal 2024. The net operating loss and tax credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code.

The Company had gross unrecognized tax benefits of $7.6 million and $7.4 million as of April 27, 2014 and April 28, 2013, respectively.

Reconciliations of the beginning and ending balance of total unrecognized tax benefits for fiscal 2014 and fiscal 2013 are as follows (in millions):

	April 27, 2014	April 28, 2013

Balance at beginning of year	$7.4	$7.3
Additions based on tax positions related to the current year	0.6	1.0
Additions based on tax positions of prior years	2.5	1.2
Reductions for tax positions of prior years	(1.2)	-
Settlements	(1.4)	-
Lapse of statute of limitations issues	(0.3)	(2.1)

Balance at end of year	$7.6	$7.4

If recognized, $3.2 million and $5.8 million of the Company’s unrecognized tax benefits for fiscal 2014 and fiscal 2013, respectively, would impact the effective tax rate on loss from continuing operations. The Company’s continuing practice is to recognize interest on uncertain tax positions in income tax expense (benefit) and penalties in selling, general and administrative expense. For fiscal 2014, fiscal 2013, and fiscal 2012, the amount of interest recorded in the Consolidated Statements of Operations was $0.3 million, $0.2 million, and $0.0 million, respectively. As of April 27, 2014 and April 28, 2013, the amount of accrued interest included in the non-current income tax liability account was $0.9 million and $1.0 million, respectively. The Company has no amounts accrued for penalties.

The Company files income tax returns in the U.S. and in some foreign and state jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. Favorable resolution would be recognized in the period of settlement. The Company believes it is reasonably possible it will settle an audit and close a tax year to audit during the next 12 months. Should this occur, the liability for unrecognized tax benefits would decrease by approximately $2 million.

The Company has open tax years primarily from 2008 to 2013 with various significant taxing jurisdictions including the U.S., Mexico and Canada. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses as determined by the various taxing jurisdictions.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Supplemental Disclosure of Cash Flow Information. Including discontinued operations, the Company made net income tax payments of $422.3 million and $24.8 million for fiscal 2014 and fiscal 2013, respectively. The Company realized a significant taxable gain on the sale of the Consumer Products Business because the tax basis of assets associated with the Consumer Products Business was not stepped up in connection with the Merger. Approximately $365.5 million of the fiscal 2014 tax payments relate to this taxable gain. The Company received net income tax refunds of $38.9 million for fiscal 2012, which includes discontinued operations.

Note 15.	Commitments and Contingencies

As part of its ongoing operations, the Company enters into arrangements that obligate it to make future payments to various parties. Some of these contractual and other cash obligations are not reflected on the Consolidated Balance Sheets due to their nature. Such obligations include operating leases and other purchase commitments.

Lease Commitments

The Company leases certain property, equipment and office and warehouse facilities. At April 27, 2014, the aggregate minimum rental payments required under non-cancelable operating leases were as follows (in millions):

2015	$21.1
2016	17.6
2017	14.3
2018	11.8
2019	11.3
Thereafter	20.3

Rent expense related to operating leases was comprised of the following (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Minimum rentals	$26.8	$23.1	$24.0
Contingent rentals	6.5	7.3	7.8

	$33.3	$30.4	$31.8

The Company sub-leases office space to the Acquiror of the Consumer Products Business in addition to others. Future minimum rentals to be received under all non-cancelable operating sub-leases through March 31, 2021 are $24.5 million as of April 27, 2014.

Other Purchase Commitments

Co-pack, Packaging and Service Commitments. The Company has entered into non-cancelable agreements with co-packers, packaging suppliers and other service providers with commitments generally ranging from one year to five years. In addition, the Company has commitments under purchase orders with co-packers. Pricing under a metal can supplier agreement is adjusted up to twice a year to reflect changes in metal costs and annually to reflect changes in the costs of manufacturing.

Total purchases under these agreements and purchase orders were as follows (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Purchases	$271.7	$316.5	$275.4

Certain of the Company’s products are supplied by a sole source co-packer located in the U.S.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

At April 27, 2014, aggregate purchase commitments under non-cancelable agreements with co-packers, packaging suppliers and other service providers are estimated as follows (in millions):

2015	$238.9
2016	106.5
2017	106.7
2018	107.5
2019	108.9
Thereafter	280.9

Ingredients and other. The Company has purchase commitments with vendors for various ingredients and other items. Total commitments under these agreements with payments due in fiscal 2015 were approximately $138.5 million and with payments due in fiscal 2016 were approximately $8.9 million as of April 27, 2014.

Union Contracts

As of April 27, 2014, the Company had seven collective bargaining agreements with seven union locals covering approximately 45% of its hourly employees. Of these employees, approximately 28% are covered under collective bargaining agreements scheduled to expire in fiscal 2015, approximately 1% are covered under collective bargaining agreements scheduled to expire in fiscal 2016 to fiscal 2019 and approximately 71% are covered under collective bargaining agreements scheduled to expire in fiscal 2020. These agreements are subject to negotiation and renewal.

Legal Proceedings

Commercial Litigation Involving the Company

On January 31, 2014, Plaintiff filed a complaint in the Superior Court of California, San Francisco County (Gamez v. Del Monte) alleging violations of various California wage and hour statutes. This lawsuit was transferred to Del Monte Foods, Inc. pursuant to the terms of the Purchase Agreement. However, liabilities associated with Kingsburg, CA and Terminal Island, CA were retained by the Company. Del Monte Foods, Inc. is maintaining primary defense of the litigation, but any settlement made with the class will likely include the Company. The Company denies these allegations and intends to vigorously defend itself. The Company has accrued an estimated amount to resolve this matter that is not considered material.

On April 19, 2013, Plaintiff filed a complaint on behalf of himself and all other similarly situated employees in Superior Court of California, Alameda County (Montgomery v. Del Monte) alleging, inter alia, failure to provide meal and rest periods and pay wages properly in violation of various California wage and hour statutes. This lawsuit was transferred to Del Monte Foods, Inc. pursuant to the terms of the Purchase Agreement. However, liabilities associated with Kingsburg, CA and Terminal Island, CA were retained by the Company. Del Monte Foods, Inc. is maintaining primary defense of the litigation, but any settlement made with the class will likely include the Company. The Company denies these allegations and intends to vigorously defend itself. Mediation was held on June 24, 2014. A tentative settlement, pending court approval, was reached. The Company has accrued an estimated amount to resolve this matter that is not considered material, and the Company’s share of the settlement is expected to be covered by the amount accrued.

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri (Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks certification as a class action, as well as restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed a Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013. The Motion to Stay was granted the same day it was filed. On May 6, 2013, Plaintiff filed an Opposition to Defendant’s Motion to Transfer. The Company filed its Reply in Support of its Motion to Transfer on May 23, 2013. The Court denied the Company’s Motion to Transfer on July 22, 2013. The Company filed its Answer on August 13, 2013 and discovery has commenced. On February 3, 2014, Plaintiff filed a Third Amended Complaint and filed a Fourth Amended Complaint to include an additional named plaintiff on April 22, 2014. On May 12, 2014, Plaintiffs withdrew the original Motion for Class Certification and filed a new Motion for Class Certification on behalf of both plaintiffs. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

On September 6, 2012, October 12, 2012 and October 16, 2012, three separate putative class action complaints were filed against the Company in U.S. District Court for the Northern District of California (Langone v. Del Monte, Ruff v. Del Monte, and Funke v. Del Monte, respectively) alleging product liability claims relating to Chicken Jerky Treats. Specifically, the complaints allege that Plaintiffs’ dogs became ill as a result of consumption of Chicken Jerky Treats. The complaints also allege that the Company breached its warranties and California’s consumer protection laws. Each of the complaints seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. On December 18, 2012, Plaintiffs filed a motion to relate and consolidate the Langone, Ruff and Funke matters. The Company agreed that the cases are related but argued in its response that they should not be consolidated. The Court ordered the cases are related in an Order on January 24, 2013. In the Langone case, the Company filed a Motion to Transfer/Dismiss on February 1, 2013. Plaintiff in the Langone matter voluntarily dismissed his Complaint without prejudice on February 21, 2013 and re-filed in the U.S. District Court for the Western District of Pennsylvania on May 21, 2013. The Company filed its Motion to Dismiss in the Langone case with the U.S. District Court for the Western District of Pennsylvania on August 2, 2013. The individual claims in the Langone case were settled for a de minimus amount, and a stipulation to dismiss with prejudice was filed on November 25, 2013. On April 9, 2013, the Court transferred Ruff and Funke to the U.S. District Court for the Western District of Pennsylvania but denied without prejudice Defendant’s motions to consolidate and dismiss. On April 23, 2013, the Company filed its Motion to Dismiss in Ruff and Funke with the U.S. District Court for the Western District of Pennsylvania and its Reply in Support of its Motion to Dismiss in both cases on June 3, 2013. On February 11, 2014, the Magistrate Judge issued a Report and Recommendation that the Motion to Dismiss be granted as to Plaintiffs’ claim for unjust enrichment and denied in all other respects. The Company filed its objections to the Report and Recommendations on March 5, 2014. The District Judge adopted the Magistrate Judge’s Report and Recommendation on March 25, 2014. The Company filed its Answer on April 8, 2014. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

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

Note 16.	Segment and Geographic Information

The Company has a single operating segment, Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks. The former Consumer Products segment is now reported as discontinued operations (see Note 4).

The Company’s chief operating decision-maker, its CEO, reviews financial information presented on a consolidated basis accompanied by disaggregated information on operating income for the operating segment for purposes of making decisions about assessing financial performance.

The following table presents financial information about the Company’s operating segment (in millions):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Operating income:
Pet Products	$254.8	$233.1	$209.5

Total	254.8	233.1	209.5

Reconciliation to loss from continuing operations before income taxes:
Loss on partial debt extinguishment	52.4	9.1	-
Interest expense[1]	219.2	248.1	250.3
Other (income) expense, net	(12.1)	(9.8)	49.6

Loss from continuing operations before income taxes	$(4.7)	$(14.3)	$(90.4)

[1]	As indicated in Note 1, interest expense has not been allocated to discontinued operations.

Geographic Information

The following table presents domestic and foreign net sales as a percentage of total net sales:

	Fiscal 2014	Fiscal 2013	Fiscal 2012

Percentage of net sales:
Domestic	95.7%	96.4%	96.2%
Foreign	4.3%	3.6%	3.8%

At April 27, 2014, substantially all of the Company’s fixed assets are located in the United States.

Note 17.	Related Party Transactions

Substantially all of Parent’s outstanding common stock is held by Blue Holdings I, L.P.; a partnership that is controlled by funds affiliated with the Sponsors. Blue Holdings GP, LLC is the general partner of Blue Holdings I, L.P. Funds affiliated with the Sponsors control Blue Holdings GP, LLC. The following provides a summary of material transactions that involve the Company, management, the Sponsors and entities affiliated with the Sponsors, Blue Sub, Parent, Blue Holdings I, L.P. and Blue Holdings GP, LLC.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

Transactions with the Sponsors

Monitoring Agreement

On March 8, 2011, in connection with the Merger, entities affiliated with the Sponsors and an entity affiliated with AlpInvest Partners (the “AlpInvest Manager,” together with the affiliates of the Sponsors, collectively, the “Managers”) entered into a monitoring agreement (the “Monitoring Agreement”) with the Company, Parent and Blue Holdings I, L.P., pursuant to which the Managers provide management, consulting, financial and other advisory services to the Company and to its divisions, subsidiaries, parent entities and controlled affiliates. Pursuant to the Monitoring Agreement, the Managers, other than the AlpInvest Manager, are entitled to receive an aggregate annual advisory fee to be allocated among the Sponsors in accordance with their respective equity holdings in Blue Holdings I, L.P. in an amount equal to the greater of (i) $6.5 million and (ii) 1.00% of the Company’s “Adjusted EBITDA” (as defined in the Senior Notes Indenture) less an annual advisory fee of approximately $0.25 million paid to the AlpInvest Manager. For fiscal 2014, fiscal 2013, and fiscal 2012, the total expense for the Monitoring Agreement was $6.6 million, $6.7 million, and $6.5 million, respectively. As of April 27, 2014, there was a payable of $1.6 million due to the Managers related to the Monitoring Agreement, which amount is included in accounts payable and accrued expenses on the Consolidated Balance Sheets.

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

Sale of Consumer Products Business

In February 2014, following the sale of the Consumer Products Business, the Company paid a total of $15.0 million to the Sponsors for transaction related fees, which included $8.9 million to KKR, $4.2 million to Vestar, $1.6 million to Centerview, and $0.3 million to the AlpInvest Manager. The Company also paid an advisory fee of $9.4 million to Centerview Partners LLC, an affiliate of Centerview.

Pittsburgh Office Space Lease

On July 31, 2012, the Company assigned its Right Of First Refusal (“ROFR”) with respect to its leased administrative space in Pittsburgh, Pennsylvania (“Pittsburgh Office Space”) and the related Landlord Partnership Interests to an affiliate of KKR. On November 20, 2012, a KKR affiliate purchased 89% of the Landlord Partnership Interests, and made a payment of $0.4 million to the Company in consideration of the prior assignment of the ROFR. As a result, the KKR affiliate is the beneficiary of future lease payments made by the Company through the remaining term of the lease. For the fiscal year ended April 27, 2014, the Company paid approximately $2.8 million of rent to the KKR affiliate. For the period from November 20, 2012 to April 28, 2013, the Company paid approximately $1.2 million of rent to the KKR affiliate.

Natural Balance Acquisition

The Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance acquisition during fiscal 2014.

Financing Arrangements

In February 2014, the Company paid $0.4 million to KKR Capital Markets LLC, an affiliate of KKR (“KCM”), for arrangement services in connection with entering into an amendment to the Senior Secured Term Loan Credit Agreement and refinancing the Senior Secured Asset-Based Revolving Credit Agreement.

Other Transactions

Equity Method Investees

The Company made total purchases of $82.8 million from equity method investees during fiscal 2014.

BIG HEART PET BRANDS AND SUBSIDIARIES

(formerly known as DEL MONTE CORPORATION AND SUBSIDIARIES)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

April 27, 2014

In January 2013, the Company engaged KCM to act as a joint lead arranger and joint bookrunner in connection with the amendment to the Senior Secured Term Loan Credit Agreement. KCM received approximately $0.6 million for its services in arranging the transaction.

Note 18.	Quarterly Results of Operations (unaudited)

	First	Second	Third	Fourth
	(in millions)
Fiscal 2014:
Net sales	$481.0	$552.0	$575.7	$581.4
Operating income	66.2	71.8	82.4	34.4
Net income (loss)	19.9	(92.7)	34.2	(91.6)

	First	Second	Third	Fourth
	(in millions)
Fiscal 2013:
Net sales	$458.3	$497.0	$527.0	$506.7
Operating income	28.1	57.1	65.1	82.8
Net income	6.3	29.6	28.3	28.0

As described in Note 4, the Company recognized a non-cash impairment charge of $193.8 million before income taxes in the second quarter of fiscal 2014 as well as a pre-tax gain on sale of $1.2 million (recognized in the fourth quarter of fiscal 2014) related to the sale of the Consumer Products Business. In the fourth quarter of fiscal 2014, the Company also incurred a significant tax expense within discontinued operations associated with the significant taxable gain on the sale of the Consumer Products Business.

Net sales and operating income as presented in the quarterly results of operations above are for continuing operations.

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part II, Item 9A, as a result of the material weakness in internal control over financial reporting as described below, our CEO and CFO were unable to conclude that as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Big Heart Pet Brands and its consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of April 27, 2014, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit and Finance departments.

Based on our assessment, and because of the material weakness described below, management was unable to conclude that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We determined that, as of April 27, 2014, a material weakness existed in that we had insufficient resources to effectively address our significant recent transactions. Specifically, in fiscal 2014 we experienced an acquisition, the divestiture of approximately half of our business, the formation of two joint ventures, and the modification of debt and stock options, among other things, and the related increased complexity of the business and accounting environment. Because of the lack of resources, our internal controls were not effective at preventing or detecting certain errors, primarily in accounting for significant transactions, and certain more routine controls were not consistently operating effectively.

We plan to hire additional technical resources and we have begun utilizing, and plan to continue to utilize, expert external advisors as appropriate to remediate this material weakness.

Despite this finding, management believes that our consolidated financial statements included in the Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, changes in equity and cash flows for the periods presented and that this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

Except as described above, as well as below in this paragraph, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, as amended) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In July 2013, we acquired Natural Balance Pet Foods, Inc. (“Natural Balance”) and are in the process of integrating Natural Balance into our overall internal control over financial reporting process. We have excluded Natural Balance from the assessment of internal control over financial reporting as of April 27. 2014. Natural Balance is a wholly owned subsidiary and had total assets of $473.5 million as of April 27, 2014 and total net sales of $211.7 million since the date of the acquisition.

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

Directors

Our current Board of Directors consists of ten members. Pursuant to an amended and restated limited liability company agreement (the “LLC Agreement”) among the members of Blue Holdings GP, LLC, the general partner of Blue Holdings I, L.P. (which owns substantially all of the shares of Parent), affiliates of each of KKR and Vestar have the right to designate three managers of Blue Holdings GP, LLC, affiliates of Centerview have the right to designate two managers of Blue Holdings GP, LLC and affiliates of AlpInvest Partners have the right to designate one manager of Blue Holdings GP, LLC. In addition, the LLC Agreement provides that the Chief Executive Officer of Big Heart Pet Brands (“Big Heart Pet” or the “Company”) is a manager of Blue Holdings GP, LLC. Pursuant to the LLC Agreement, Mr. Kilts shall serve as Chairman of the Board so long as he is a member of the Board. The LLC Agreement further provides that the members of Blue Holdings GP, LLC will seek to ensure, to the extent permitted by law, that each of the managers of Blue Holdings GP, LLC also is a member of the board of directors of Parent and of the Company. Because of these requirements and because our equity is privately held, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.

As a result of the LLC Agreement, Messrs. Alper, Brown and Khosla were designated as members of our Board by KKR; Messrs. Callahan, Mundt and O’Connell were designated by Vestar; Messrs. Hooper and Kilts were designated by Centerview; and Mr. Dunne was designated by AlpInvest. All of the directors, other than Messrs. Callahan, Khosla and West (who is an employee of the Company), are affiliated with the investment fund that designated them and are considered “affiliates” of the Company.

The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years and their ages as of June 1, 2014 are set forth below. To the Company’s knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Name	Age	Position with the Company

Max V. Alper	37	Director
Simon E. Brown	43	Director
Wayne Callahan	61	Director
Richard Dunne	35	Director
David M. Hooper	46	Director
Sanjay Khosla	62	Director
James M. Kilts	66	Chairman of the Board
Kevin A. Mundt	60	Director
Daniel S. O’Connell	60	Director
David J. West	51	President and Chief Executive Officer; Director

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

•	Other Directorships: Mr. Brown is currently serving, or has served on the boards of The Brickman Group, Nielsen Holdings N.V., a publicly held information and measurement company, The Nielsen Company B.V., a subsidiary of Nielsen Holdings N.V., and Sealy Corporation, a publicly held bedding manufacturer.

Wayne Callahan, Director. Mr. Callahan became a director of the Company in November 2013. Mr. Callahan was most recently President of Global Walmart Business of H. J. Heinz where he led high-performing teams serving Walmart worldwide. Mr. Callahan’s focus was organizational design, business planning, team development, and overall growth. As a member of the Heinz President Council and Heinz Global Sales Council, he led customer business planning and best practice sharing for the largest global retail customers. Additionally, he was a Director of Heinz’ joint venture board in South Africa.

•	Other Directorships: Mr. Callahan currently serves on the boards of the Sun Products Company, Arvest Bank Benton County and Delta Dental Insurance of Arkansas. Mr. Callahan also serves on the board of Mercy Health Systems of Northwest Arkansas and is a certified National Association of Corporate Directors (NACD) Board Leadership Fellow.

Richard Dunne, Director. Mr. Dunne became a director of the Company in January 2012. Mr. Dunne is a Principal in the Co- Investment team of AlpInvest Partners where he is responsible for sourcing, executing, and monitoring equity transactions in North America. Prior to joining AlpInvest Partners in 2004, he was with Citigroup Global Markets, where he worked in the Financial Institutions Group within the Investment Banking Division.

•	Other Directorships: Mr. Dunne currently represents AlpInvest as a board director for SCT Performance and a board observer for Ancestry.com, Genesys, The Hunter Fan Company, McGraw Hill Education, MyWebGrocer, Soleras Advanced Coatings, and Visant Corporation.

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

•	Other Directorships: Mr. Hooper currently serves as a director of Richelieu Foods, Inc., a private label food manufacturing company and of Ole Smoky Distillery LLC, a craft spirits company.

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

•	Other Directorships: Mr. Khosla currently serves as a Senior Fellow at the Kellogg School of Management at Northwestern University and a Senior Advisor at Boston Consulting Group. During the last five years, Mr. Khosla also served on the boards of Best Buy Co., Inc., a publicly held consumer electronics retailer, NIIT Ltd., an IT-enabled education company based in India, and the Goodman Theater in Chicago.

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

•	Other Directorships: Mr. Kilts currently serves as a member of Nielsen Holdings N.V., The Nielsen Company B.V. Supervisory Board, and as a director of MetLife, Inc., a publicly held insurance company, Pfizer Inc., a publicly held biopharmaceutical company, Richelieu Foods, Inc., a private label food manufacturing company, and of Ole Smoky Distillery LLC, a craft spirits company. During the last five years, Mr. Kilts also served on the board of MeadWestvaco Corporation, a publicly held packaging company.

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

•	Other Directorships: Mr. Mundt currently serves as director of National Mentor Holdings, Inc., a publicly reporting human services company, American Roland Foods, Hearthside Food Solutions, and The Sun Products Corporation, all consumer products manufacturers. During the last five years, Mr. Mundt also served on the boards of Solo Cup Company, as Chairman of the Board, MediMedia USA, Inc., Fiorucci Foods, Sunrise Medical, Inc. and Birds Eye Foods, Inc.

Daniel S. O’Connell, Director. Mr. O’Connell became a director of the Company in May 2013. Mr. O’Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Prior to founding Vestar in 1988, Mr. O’Connell was a Managing Director, Co-Head and founding member of the Management Buyout Group at The First Boston Corporation. Prior to joining First Boston, he worked at Dillon, Read & Co., Inc. Through the principal investment activities of Vestar and First Boston, Mr. O’Connell has served as a director of over 35 companies and is a Trustee Emeritus of Brown University. He serves on the Howard Hughes Medical Institute’s Investment Advisory Committee, and is Chairman of the Board of Cardinal Spellman High School in the Bronx, NY.

•	Other Directorships: Mr. O’Connell currently serves as a director of American Roland Foods, Hearthside Food Solutions, Inc., and The Sun Products Corporation, all consumer products manufacturers. During the last five years, Mr. O’Connell also served on the boards of Birds Eye Foods, Inc., National Mentor Holdings, Inc, a publicly reporting human services company, Sunrise Medical, Inc., and the Solo Cup Company.

David J. West, President and Chief Executive Officer; Director. Mr. West was appointed to his current position in September 2011. Mr. West was appointed to the position of Chief Executive Officer of the Company and Parent, effective August 15, 2011. He joined the Board of Directors on June 12, 2011 and became an executive employee of the Company on June 10, 2011. Mr. West previously served as the President and Chief Executive Officer of The Hershey Company, a publicly held confectionery and chocolate products manufacturer, a position he held from December 2007 to May 2011. Prior to being appointed as President and Chief Executive Officer, from October 2007 to November 2007, Mr. West was President of The Hershey Company, while from January 2007 until October 2007, he served as Executive Vice President, Chief Operating Officer. From January 2005 to January 2007, Mr. West served as Senior Vice President, Chief Financial Officer of The Hershey Company and continued to hold the role of Chief Financial Officer until July 2007.

•	Other Directorships: Mr. West currently serves as a director of TIBCO Software Inc. During the last five years, Mr. West served as a director of The Hershey Company and Tasty Baking Company.

We believe that our directors have the experience and qualifications that will allow them to make substantial contributions to the Board. As former chief executive officers of The Hershey Company and The Gillette Company, respectively, Messrs. West and Kilts have experience in, and possess an understanding of, business issues applicable to the success of large consumer packaged goods companies. Messrs. Alper, Brown, Hooper and Mundt have expertise in consumer products as a result of their experience working on investments in the consumer products area at Centerview, KKR and Vestar. Mr. Callahan has expertise in the organizational design and business planning of large consumer packaged goods companies. All of our directors, other than Messrs. Khosla and West, have had positions at global private equity firms and possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. Messrs. Brown, Callahan, Hooper, Khosla, Kilts, Mundt, and West have working experience in corporate governance through their experience serving as directors of other public and private companies.

Executive Officers

The following table sets forth the name, age and positions, as of June 1, 2014, of individuals who are currently executive officers of Big Heart Pet. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company. Executive officers serve at the discretion of Big Heart Pet’s Board of Directors. Additionally, executive officers may be elected to the Company’s Board.

Name	Age	Position

David J. West	51	President and Chief Executive Officer; Director
Larry E. Bodner	51	Executive Vice President, Chief Financial Officer and Treasurer
Timothy S. Ernst	54	Senior Vice President, General Counsel and Secretary
Asad Husain	52	Executive Vice President and Chief Human Resources Officer
M. Carl Johnson, III	66	Executive Vice President, Marketing and Chief Growth Officer
David D. McLain	43	Senior Vice President, Chief Procurement Officer and Chief Information Officer
Matthew J. Miller	52	Senior Vice President, General Manager-Pet Speciality
Rocco D. Papalia	53	Senior Vice President, Research and Development
Robert G. Schroeck	55	Senior Vice President, Operations
John E. Torru	50	Senior Vice President, Sales & Market Development
Jonathan R. Weiner	55	Senior Vice President, Marketing Strategy, Insights and Activation

David J. West, President and Chief Executive Officer; Director. Mr. West was appointed to his current position in September 2011. Mr. West was appointed to the position of Chief Executive Officer of the Company and Parent, effective August 15, 2011. He joined the Board of Directors on June 12, 2011 and became an executive employee of the Company on June 10, 2011. Mr. West previously served as the President and Chief Executive Officer of The Hershey Company, a publicly held confectionery and chocolate products manufacturer, a position he held from December 2007 to May 2011. Prior to being appointed as President and Chief Executive Officer, from October 2007 to November 2007, Mr. West was President of The Hershey Company, while from January 2007 until October 2007, he served as Executive Vice President, Chief Operating Officer. From January 2005 to January 2007, Mr. West served as Senior Vice President, Chief Financial Officer of The Hershey Company and continued to hold the role of Chief Financial Officer until July 2007. Mr. West currently serves as a director of TIBCO Software Inc. During the last five years, Mr. West served as a director of The Hershey Company and Tasty Baking Company.

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

Timothy S. Ernst, Senior Vice President, General Counsel and Secretary. Mr. Ernst joined the Company in June 1995 and was appointed to his current position in March 2014. Mr. Ernst was Vice President, General Counsel and Secretary from March 2012 to March 2014, and Associate General Counsel from June 1995 to March 2012. Prior to joining the Company he was in-house counsel at California and Hawaiian (C&H) Sugar Company from January 1990 to June 1995, an associate with the San Francisco law firm of McCutchen, Doyle, Brown & Enersen from June 1988 to January 1990 and an associate with the San Francisco law firm of Pettit & Martin from October 1985 to June 1988.

Asad Husain, Executive Vice President and Chief Human Resources Officer. Mr. Husain joined the Company in January 2013 and was appointed Executive Vice President and Chief Human Resources Officer in March 2013. He has more than 26 years of Human Resources management experience both domestically and internationally. Prior to joining the Company, Mr. Husain was Global Head of Human Resources at Dun & Bradstreet, from September 2010 to October 2012, where he led the development and execution of company-wide HR Strategy, including significant change management programs, and served as Vice President HR of International from August 2007 to September 2010. From 1989 to 2007, he held various senior Human Resources positions at The Gillette Company, a consumer products manufacturer, spanning various functions and global locations, including integration work for the Gillette Global Business Unit when the company was acquired by The Procter & Gamble Company.

M. Carl Johnson, III, Executive Vice President, Marketing and Chief Growth Officer. Mr. Johnson joined the Company as Executive Vice President, Brands in November 2011 and was appointed to his current position in March 2014. Mr. Johnson served as Group Executive Vice President & Chief Growth Officer from January 2013 until March 2014. He has responsibility for line management of the company’s widely distributed brands; strategy; innovation; consumer and customer insights; marketing and creative services; Corporate Communications; and Government Relations. He also served as acting general manager of the Pet Business from March 2013 until July 2013. From 2001 until April 2011, Mr. Johnson was with Campbell Soup Company, a publicly held food company. He served as Senior Vice President and Chief Strategy Officer from April 2001 to October 2010, having direct responsibility for corporate strategy, research & development, quality, corporate marketing services, licensing and e-business, and served as Senior Vice President and Senior Advisor to the CEO from October 2010 to April 2011. From 1992 to 2001, Mr. Johnson was with Kraft Foods Inc., a publicly held food company, where he ran three successively larger business divisions. He served as Executive Vice President, Kraft Foods N.A. and President, New Meals Division (a $2.5 billion division) from 1997 to 2001; Executive Vice President, Kraft Foods N.A., and President, Meals Division, Kraft Foods, N.A. from 1995 to 1997; Executive Vice President, Kraft USA and General Manager, Specialty Products Division, from 1993 to 1995; and Vice President of Strategy, Kraft Foods, USA from 1992 to 1993. Mr. Johnson currently serves as the non-executive chairman of Nautilus, Inc., a publicly held fitness equipment company, and as a director of Avedro, Inc., a privately held medical company.

David D. McLain, Senior Vice President, Chief Procurement Officer and Chief Information Officer. Mr. McLain joined the Company in September 2006 as Vice President, Chief Procurement Officer and was appointed to his current position in November 2011. Prior to joining the Company, he was Managing Partner and Founder of Lighting Trade Group LLC, which was purchased in 2006 by Tatum LLC. Mr. McLain was Vice President of Business Consulting with WorldChain from 2002 to 2004, and he served as Vice President Business Consulting with i2 Technologies from 1997 to 2002.

Matthew J. Miller, Senior Vice President and General Manager-Pet Specialty. Mr. Miller joined the Company in December 2009 and was appointed to his current position in March 2014. Mr. Miller was General Manager, Consumer Business Unit from May 2012 to March 2014. Mr. Miller was Vice President, Consumer Products from November 2011 to May 2012 and Vice President, Consumer and Pet Innovation from December 2009 to November 2011. Prior to joining the Company, he was Vice President & General Manager, Consumer Brands at Safeway Stores, Inc. from 2008 to 2009; VP of Marketing at Safeway Stores, Inc. from 2006 to 2008; Vice President, Generating Demand at Nestle S.A. from 2005 to 2006; Director of Marketing at Nestlé Purina PetCare Company from 2001 to 2005; and Vice President of Sales, Western Region at Nestle Purina PetCare Company from 1997 to 2001.

Rocco D. Papalia, Senior Vice President, Research and Development. Mr. Papalia joined the Company in November 2012 as Senior Vice President, Research and Development and Innovation and was appointed to his current position in March 2014. He has responsibility for all of the company’s research, development, food safety, nutrition, regulatory, quality, and innovation. From 1989 to 2012, Mr. Papalia was with PepsiCo, Inc., a publicly held food and beverage company. From 2007 to 2012, he created and led the PepsiCo Global Advanced Research team. He served as Senior Vice President of Research and Development of the Frito-Lay Division, both domestically and globally, between 1996 and 2007. Between 1989 and 1996, Mr. Papalia held various executive positions with PepsiCo’s Frito-Lay North America Division. From 1982 to 1989, Mr. Papalia held various innovation positions with the Beauty Care and Health and Personal Care Divisions of The Procter & Gamble Company, a publicly held consumer products company.

Robert G. Schroeck, Senior Vice President, Operations. Mr. Schroeck joined the Company in February 2006 and was appointed to his current position in March 2014. Mr. Schroeck was Vice President of Operations, Pet Products from April 2007 to February 2014 and Vice President DC Operations from February 2006 to March 2007. Prior to joining the Company, he held various positions at Frito-Lay, Inc., including Operations and Service and Distribution Director from 2000 to 2005.

John E. Torru, Senior Vice President, Sales & Market Development. Mr. Torru joined the Company in September 2004 and was appointed to his current position in March 2014. Mr. Torru was Vice President, Sales and MDO Pet Business Unit from January 2013 to March 2014; Area Vice President, Channel Sales from March 2010 to January 2013; Vice President, HQ Customer Marketing and Sales Strategy from September 2006 to March 2010; and Vice President Sales, Customer Marketing Consumer Business Unit from September 2004 to September 2006. Prior to joining the Company, he was Director of Sales, Laundry & Home Care at The Clorox Company, a publicly held consumer products company from February 2003 to September 2004 and Director, Customer Capability Development Supply Chain and Operations from June 2001 to February 2003. From 1986 to 2001, Mr. Torru held a variety of senior management positions in Marketing, Sales and Product Supply/Integrated Logistics both domestically and internationally with The Procter & Gamble Company, a publicly held consumer products company. Mr. Torru currently serves as a board member and on the executive committee for Junior Achievement of Northern California.

Jonathan R. Weiner, Senior Vice President, Marketing Strategy, Insights and Activation. Mr. Weiner joined the Company in February 2009 as Vice President, Consumer and Customer Strategy & Insights and was appointed to his current position in March 2014. Prior to joining the Company, he was Director Strategy & Insights at Pepsico, Inc., a publicly held food and beverage company from January 1997 to February 2009 and Partner and Vice President Analytics at Macro Consulting, Inc. from January 1989 to January 1995, and Vice President at Copernicus from March 1995 to January 1997.

Board Committees

Our Board of Directors has established an Audit Committee and a Compensation and Benefits Committee. Three directors currently comprise the Audit Committee: Messrs. Alper, Dunne and Hooper. Mr. Hooper currently serves as the Chair of the Audit Committee. The Audit Committee recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures. Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, we do not believe that the members of our Audit Committee would be considered independent.

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

Code of Ethics

The Company adopted the Code of Conduct that applies to all of the Company’s officers, directors and employees and encompasses the Company’s code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller. The Code of Conduct is available on the Company’s website at www.bigheartpet.com. A printed copy of the Code of Conduct is also available to any securityholder upon written request to the Corporate Secretary, Big Heart Pet Brands, P.O. Box 193575, San Francisco, California 94119-3575. The Company intends to make any required disclosures regarding any amendments of its code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Controller or waivers granted to any such officers on its website at www.bigheartpet.com. The Company is in the process of reviewing the Code of Conduct and plans to revise and update such standards to reflect the fact that the Company is now a pet focused company.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section of the Annual Report on Form 10-K explains how Big Heart Pet’s executive compensation programs are designed and operate with respect to David J. West, President and Chief Executive Officer (“CEO”); Larry E. Bodner, Executive Vice President (“EVP”), Chief Financial Officer (“CFO”) and Treasurer; Asad Husain, EVP and Chief Human Resources Officer; M. Carl Johnson, III, EVP, Marketing and Chief Growth Officer; Matthew J. Miller, Senior Vice President, General Manager-Pet Specialty; Nils Lommerin, former EVP and Chief Operations Officer and Giannella Alvarez, former EVP, Pet Business Unit (who are together referred to as our named executive officers). Mr. Lommerin and Ms. Alvarez departed from the Company in February 2014 in connection with the sale of the Consumer Products Business. This section also identifies the material elements and objectives of compensation provided to the named executive officers in fiscal 2014, and the reasons supporting such compensation. For a complete understanding of our executive compensation program, this Compensation Discussion and Analysis should be read in conjunction with the Summary Compensation Table and other compensation disclosures included in this Annual Report on Form 10-K.

Overview

Fiscal 2014 Summary

In fiscal 2014, Big Heart Pet continued to provide a compensation package for its executive officers consisting generally of base pay, performance-based annual cash incentives, long-term equity incentives, a cash perquisite allowance and supplemental retirement, severance and change-of-control benefits. Executive compensation packages continued to be based on compensation principles and objectives focused on providing competitive pay opportunities generally targeted at or above the market median (if performance meets or exceeds expectations) that also served to align executive officers’ efforts with the interests of securityholders.

Compensation Objectives, Principles and Process

What are Big Heart Pet’s executive compensation program objectives and principles?

The primary objective of Big Heart Pet’s executive compensation program was, in fiscal 2014, and continues to be, to attract and retain executives of exceptional caliber who will provide strong, competitive leadership in the branded pet products industry, drive securityholder value through superior performance, and align their interests with those of our securityholders. Toward that end, in fiscal 2014, executive compensation at Big Heart Pet consisted of a portfolio of cash and equity-based elements designed to reward both corporate and individual performance, provide short and long-term incentives and compensate our executives both currently and upon retirement. The following compensation principles supplemented the compensation objectives described above with respect to fiscal 2014 in guiding management’s recommendations to the Compensation and Benefits Committee:

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

What were the Compensation and Benefits Committee’s processes for setting executive compensation in fiscal 2014?

The Compensation and Benefits Committee reviews our overall compensation strategy and policies, and annually sets the compensation of executive officers. The Compensation and Benefits Committee makes decisions regarding executive compensation with input from the CEO, other members of management and an executive compensation consultant engaged directly by the Compensation and Benefits Committee for executive compensation purposes. In fiscal 2014, Exequity, LLP served as the Compensation and Benefits Committee’s compensation consultant. Under the terms of the engagement by the Compensation and Benefits Committee, in the event Exequity provided other services to the Company, such services were subject to prior notification and approval of the Compensation and Benefits Committee or its Chairman. Exequity performed no such services in fiscal 2014.

Benchmarking and Peer Group Comparison. To be able to attract and retain top-level executive officers as we compete for customer programs and mindshare, in fiscal 2014 we aimed to provide total target direct compensation packages (including base salary, an annual incentive award at target and long-term incentive awards) to our executive officers, including our named executive officers, that were competitive and consistent with those provided by major branded consumer products companies that operate in the markets in which we compete for executive talent and require comparable leadership competencies, skills, and experiences.

The Compensation and Benefits Committee did not formally review or approve a comparator group for purposes of fiscal 2014 compensation setting. However, in fiscal 2014, management considered a comparator group in making compensation recommendations to the Compensation and Benefits Committee. Such compensation comparator group comprised the following companies:

• Stanley Black & Decker, Inc.	• Flowers Foods, Inc.	• Kellogg Company
• Campbell Soup Company	• Fortune Brands, Inc.	• Levi Strauss & Co.
• Chiquita Brands International, Inc.	• General Mills, Inc.	• McCormick & Company, Inc.
• Church & Dwight Co., Inc.	• H.J. Heinz Company	• Molson Coors Brewing Company
• The Clorox Company	• The Hershey Company	• Treehouse Foods, Inc.
• Ingredion, Inc.	• Hormel Foods Corporation	• Williams-Sonoma, Inc.
• Dole Food Company, Inc.	• The J.M. Smucker Company

Determinations of total target direct compensation for Big Heart Pet’s executive officers began with management’s identification of the responsibilities, leadership competencies, technical skills and experience required for each particular executive position. The

Compensation and Benefits Committee also considered an executive officer’s individual performance, experience and contribution to overall corporate success in adjusting base salaries and establishing incentive compensation. Company performance, while considered in adjusting base salaries and granting equity awards, was more specifically reflected in annual incentive award determinations as described in more detail below in the discussion under the heading “How were the fiscal 2014 cash annual incentive awards determined?”

What were the roles of the Compensation and Benefits Committee, compensation consultant and management in determining executive compensation?

In fiscal 2014, executive compensation was set by the Compensation and Benefits Committee, with support provided by the CEO and other members of management. The Compensation and Benefits Committee determined base salary and target levels of annual and long-term incentives for each of the named executive officers after considering individual and Company factors, as discussed further below in “Components of Executive Compensation.” In connection with the Compensation and Benefits Committee’s determination, the CEO provided the Compensation and Benefits Committee with his insights regarding these other individual and Company factors that may impact base salary and annual incentive targets for the other executive officers.

Components of Executive Compensation

What were the key elements of Big Heart Pet’s executive compensation program in fiscal 2014?

For fiscal 2014, named executive officer compensation consisted principally of the elements identified in the following chart in addition to the health, welfare and retirement plans and programs generally available to all salaried employees:

Compensation Element	Objectives in Fiscal 2014	Key Features in Fiscal 2014
Base Salaries	• Provide a fixed-level of cash compensation upon which executives can rely.

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

•   Corporate performance objectives were based on measurable financial metrics.

Long-Term Equity Incentives	• Align the interests of management with those of our securityholders. • Retain the services of our executive team for an extended term. • Reward achievement of our strategic objectives.

•   Long-term incentives are provided by Parent, which makes grants of Parent stock options under the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates (the “2011 Stock Plan”).

•   Options are subject to both service-based and performance-based vesting requirements.

Compensation Element	Objectives in Fiscal 2014	Key Features in Fiscal 2014
Retirement Benefits

•   Offer competitive retirement income for executive officers in order to attract and retain experienced executive talent.

•   Supplement benefits provided under our qualified retirement plans, so that each executive officer receives the full benefit commitment that Big Heart Pet intended.

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

•   Severance benefits paid pursuant to a named executive officer’s Employment Agreement or severance plan, as applicable.

•   Cash lump sum payment equal to a multiple of base pay, target AIP and perquisite allowance based on executive’s level in the Company.

•   Pro-rata AIP payment for year of termination.

•   Continuation of health benefits for period of severance.

•   Pro-rata vesting of equity awards depending on the scenario.

How were the fiscal 2014 base salaries determined?

In fiscal 2014, base salaries for our named executive officers were compared to the median salaries, by position, of our compensation comparator group, or, if insufficient comparator data available, by similarly situated proxy position from our comparator group, and reviewed in the context of all elements of total direct compensation. In addition, the Compensation and Benefits Committee considered each named executive officer’s individual performance, experience and contribution to overall corporate success. Following the sale of the Consumer Products Business, final salary decisions for the newly formed executive team were determined and approved, effective September 1, 2013.

How were the fiscal 2014 cash annual incentive awards determined?

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

The following table shows each named executive officer’s fiscal 2014 target award, expressed as a percentage of their base salary. The target award is the projected amount the executive would receive for scores of 100% for each of the corporate performance objectives including the board discretion objective.

Target Annual Incentive Award Percentages.

Name	Target Award as a Percentage of Base Salary (1)

David J. West	100.0%
Larry E. Bodner	75.0%
Asad Husain	65.0%
M. Carl Johnson, III	75.0%
Matthew J. Miller	75.0%
Nils Lommerin	80.0%
Giannella Alvarez	75.0%

(1)	For purposes of calculating AIP awards, base salary is an executive’s total fiscal year base pay earnings. This excludes annual incentive awards, perquisites and perquisite allowances, special awards, and other non-base salary compensation.

Corporate Performance Objectives

In prior years, the Compensation and Benefits Committee typically had approved the AIP structure and performance objectives in the beginning of the fiscal year. However, in fiscal 2014, the Compensation and Benefits Committee recognized the difficulty of setting in advance specific performance measures that would remain applicable in light of the impact of ongoing corporate transactions (including the Natural Balance acquisition and the Consumer Products Business divestiture). Accordingly, following the Consumer Products Business divestiture, the Compensation and Benefits Committee approved adjusted EBITDA as a performance objective, with a target performance range of $419 million to $439 million. Additional qualitative goals and expectations with respect to debt levels and capital structure, the strength of innovation and new product launches in the fourth quarter, and the successful establishment of the new corporate identity were discussed.

For purposes of the AIP, adjusted EBITDA is defined as income before interest expense, provision for income taxes, and depreciation and amortization, adjusted as required by the definitions of “EBITDA” and “Consolidated EBITDA” contained in the Company’s indenture and credit agreements and further adjusted as determined by management.

Following the fiscal year end, the Compensation and Benefits Committee recognized that the Company had achieved an adjusted EBITDA of $433 million which was in the performance range. Further, the Company had introduced strong innovation with a successful launch of Milk-Bone Brushing Chews and re-launch of Milo’s Kitchen brand, favorably refinanced debt and made significant strategic progress. In recognition of these achievements, the Compensation and Benefits Committee approved fiscal 2014 AIP payout at target. The Compensation and Benefits Committee did not exercise discretion to adjust any individual payout above or below target.

Pursuant to the transfer of his employment in connection with the Consumer Products Business sale, Mr. Lommerin was not eligible for an AIP award in fiscal 2014. Ms. Alvarez received severance payments reflecting a pro-rata portion of her target AIP award, adjusted for corporate performance and service period during the year, as set forth in “— Potential Payments upon Employment Termination and Change-of-Control Events.”

How were the fiscal 2014 amounts of long-term equity incentive awards determined?

In July 2013, Ms. Alvarez received a grant of stock options to purchase 1,000,000 common shares of Parent in connection with her joining the Company, and Mr. Miller received a grant of stock options to purchase 100,000 common shares of Parent to better align his equity incentive compensation to market and internal peers. Messrs. Bodner and Husain each received stock option grants to purchase 50,000 common shares of Parent in recognition of their efforts in connection with the Consumer Products Business sale. No other equity incentive awards were granted to our named executive officers in fiscal 2014.

How were fiscal 2014 perquisite allowances determined?

Big Heart Pet’s perquisite cash allowance plan for executive officers was established in fiscal 2005 with specific annual cash allowance tiers based on an executive’s level in the Company. In subsequent years, the Compensation and Benefits Committee continued to administer the perquisite plan pursuant to the allowance tiers and amounts established in 2005, which remained unchanged. Accordingly, in fiscal 2014, the named executive officers were entitled to annual cash perquisite allowances in the following amounts:

•	CEO	$ 42,000

•	COO/CFO/EVP	36,000

•	SVP	30,000

Mr. Lommerin and Ms. Alvarez received pro-rata portions of their annual allowances reflecting their periods of service in fiscal 2014.

Our executives received certain benefits that are deemed to be taxable income to the individuals by the IRS. When we believe that such income is incurred for purposes more properly characterized as Company business than personal benefit, we provide further payments to the executives to reimburse the cost of the inclusion of such item in the executives’ taxable income. Most often, these tax gross-up payments are provided for travel by a family member or other personal guest of an executive to attend a meeting or function in furtherance of Company business.

Does Big Heart Pet provide supplemental retirement benefits to its executives?

In addition to qualified plan retirement benefits, executive officers also are eligible to participate in nonqualified excess and supplemental executive retirement programs, specifically, the Additional Benefits Plan and Supplemental Executive Retirement Plan (“SERP”). As described above in “Components of Executive Compensation—What are the key elements of Big Heart Pet’s executive compensation program?,” these executive retirement benefits, taken together, were intended to be competitive with market practice and provide executives with a target value of benefits closer to our total compensation philosophy of paying at the 50th percentile among our compensation comparator group.

How are severance and change-of-control benefits for executives determined?

As described more fully in “—Potential Payments upon Employment Termination and Change-of-Control Events,” Messrs. West, Bodner, Husain, Johnson, and Miller are entitled to certain benefits in the event of an employment termination or change in control of the Company pursuant to the terms of their respective employment agreements, the Company’s executive severance plan, or the Company’s annual and long-term incentive plans. The severance benefits offered to our named executive officers serve our overall compensation objectives by providing a total competitive compensation package that assists in recruiting and retaining executive officers. Likewise, our change-of-control benefits are expected to align executive efforts and stockholder interests by retaining key executives as needed during any transition period.

Other Executive Compensation Matters

Are executives subject to any stock ownership guidelines?

As a privately held company we do not have formal equity ownership guidelines. However, we believe the participation of our executive officers in the 2011 Plan, including through option rollover investments, aligns our executive officers’ interests with the Sponsors’ interests.

What is Big Heart Pet’s policy on “clawback” or recovery of compensation?

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

REPORT OF THE COMPENSATION AND BENEFITS COMMITTEE

The Compensation and Benefits Committee has reviewed and discussed the materials under the caption “Compensation Discussion and Analysis” included in this Annual Report on Form 10-K with the management of Big Heart Pet. Based on such review and discussion, the Compensation and Benefits Committee has recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended April 27, 2014.

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

The Compensation and Benefits Committee monitors compensation-related risk and strives to ensure that our compensation programs are designed and administered in a way that will not encourage excessive or unnecessary risk-taking or exacerbate the risks inherent in any performance-based incentive program. In designing executive compensation packages, the Compensation and Benefits Committee seeks to mitigate the potential for unnecessary risk-taking by creating an appropriate mix of fixed compensation and variable incentives that depend on both short-term and long-term performance goals intended to align the interests of our executives with those of the Company, drive performance against our annual operating plan, and reflect necessary market-competitive pay levels and practices. In such design process, the Compensation and Benefits Committee has considered the input of internal compensation, risk and audit specialists, and an outside compensation consultant.

The Company continually assesses our compensation programs, policies, and practices, both at the executive and non-executive level, in order to evaluate the risk profile of such arrangements and determine whether any of our compensation policies or practices create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation and Benefits Committee discusses such assessments with management, specifically considering the governance structure and approval mechanisms of compensation elements, whether incentives are appropriately linked to securityholder value and overall corporate success, the function of a particular award within an individual’s compensation mix, what controls exist on participant action and payout (including whether we retain discretion to reduce award amounts), and what other specific risk-mitigating factors are in place with respect to each compensation element.

The Compensation and Benefits Committee has noted multiple risk-mitigating features and effective safeguards against imprudent or unnecessary risk-taking, including the following:

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

The Compensation and Benefits Committee periodically utilizes the advice of an outside compensation consultant in determining compensation pay structures and amounts. Among other services, the compensation consultant advises with respect to compensation practices and procedures that can help minimize risks presented by our compensation program.

As illustrated by the Compensation and Benefits Committee’s determinations, as well as the more detailed description of our executive compensation arrangements under “— Compensation Discussion and Analysis,” Big Heart Pet believes the Company’s compensation programs and practices effectively link compensation to reasonable and prudent risk management and encourage behaviors aligned with long-term company welfare, and do not create unreasonable risks likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table sets forth compensation paid by Big Heart Pet for the fiscal years indicated to:

•	the individual who served as its Chief Executive Officer during fiscal 2014;

•	the individual who served as its Chief Financial Officer during fiscal 2014;

•	each of the three other most highly compensated executive officers of Big Heart Pet as of the end of fiscal 2014; and

•	two individuals whose compensation would have placed them among the three other most highly compensated executive officers but for the fact that they were not serving as executive officers as of the end of fiscal 2014.

These seven individuals are collectively referred to as the “named executive officers.”

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)

David J. West
President and Chief Executive Officer;	2014	1,242,000	-	-	-	1,200,000	1,344,902	40,270	3,827,172
Director	2013	1,240,250	219,000	-	936,000	1,581,000	1,091,090	124,311	5,191,651
	2012	936,039	5,694,809	6,830,995	12,918,000	516,085	705,361	7,447,814	35,049,103

Larry E. Bodner
Executive Vice President,	2014	577,667	50,000	-	-	400,000	223,352	14,770	1,265,789
Chief Financial Officer and Treasurer	2013	561,000	165,000	-	286,739	524,924	218,647	16,326	1,772,636
	2012	554,333	-	-	2,136,000	223,531	213,834	16,091	3,143,789

Asad Husain
Executive Vice President and	2014	444,333	50,000	-	-	254,583	52,775	24,739	826,430
Chief Human Resources Officer

M. Carl Johnson, III
Executive Vice President,	2014	602,667	-	-	-	418,750	165,451	18,100	1,204,968
Marketing and Chief Growth Officer	2013	567,250	-	-	269,500	528,622	84,782	68,090	1,518,244
	2012	270,740	200,000	-	2,492,000	98,225	30,216	54,441	3,145,622

Matthew J. Miller
Senior Vice President, General Manager-	2014	430,500	-	-	192,750	300,000	64,161	12,547	999,958
Pet Specialty	2013	382,167			480,333	231,967	55,315	11,045	1,160,827

Nils Lommerin
Former Executive Vice President and	2014	552,080	-	-	-	-	79,191	17,344	648,615
Chief Operations Officer	2013	691,000	50,000	-	398,818	687,159	306,842	14,905	2,148,724
	2012	691,000	15,065	-	2,136,000	301,300	356,451	25,173	3,524,989

Giannella Alvarez
Former Executive Vice President,	2014	315,654	-	-	1,927,500	-	-	3,030,082	5,273,236
Pet Business Unit

(1)	This table reflects principal positions held by the individuals as of April 27, 2014 or upon their separation from the Company, as applicable. Mr. Lommerin separated from the Company as of February 18, 2014. Ms. Alvarez separated from the Company as of February 3, 2014.
(2)	Messrs. Bodner and Husain each received a special bonus payment of $50,000 in recognition of their efforts in connection with the Consumer Products Business sale.
(3)	For all stock awards, Big Heart Pet calculated the fair value of such stock awards in accordance with FASB ASC Topic 718 by multiplying the grant date fair market value of shares of Parent common stock by the number of shares subject to such stock award. Big Heart Pet assumed zero anticipated forfeitures in connection with valuing such stock awards for purposes of FASB ASC Topic 718. For additional information regarding the assumptions we used in valuing stock awards, see “Note 10. Stock Plans” of our consolidated financial statements in this Annual Report on Form 10-K.
(4)	The amounts reported as Option Awards reflect (i) the grant date fair value calculated in accordance with FASB ASC Topic 718 of options granted in the applicable fiscal year but without giving effect to anticipated forfeitures, or, as applicable, (ii) the incremental fair value of the awards due to modification of the awards as of the modification date. The fair value of performance-based options was determined based on an option pricing model. For additional information regarding the assumptions we used in valuing stock options, see “Note 10. Stock Plans” of our consolidated financial statements in this Annual Report on Form 10-K.
(5)	For more information regarding the amounts reported as All Other Compensation, see “—Narrative Discussion of Summary Compensation Table —All Other Compensation” below.

Narrative Discussion of Summary Compensation Table

Salary

The amounts reported in the Salary column also include amounts that were paid in lieu of in-kind perquisites. For information regarding such amounts paid in fiscal 2014, see “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2014 perquisite allowances determined?” The Company does not consider such cash allowances as eligible salary for purposes of the Del Monte Corporation Annual Incentive Plan or similar plans.

Stock Awards

Stock Awards consist of restricted stock.

Option Awards

In each of fiscal 2014, 2013, and 2012, the named executive officers received options to purchase Parent common stock as described above in “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2014 amounts of long-term incentive awards determined?”

During the fourth quarter of fiscal 2014, all outstanding performance-based options were modified to revise the fiscal 2014 EBITDA-related financial target to reflect the impact of the sale of the Consumer Products Business and the acquisition of Natural Balance, in accordance with the terms of the applicable stock option agreements.

See “—Fiscal 2014 Grants of Plan-Based Awards” for information regarding the options granted in fiscal 2014 and “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information regarding matters that could affect the vesting of outstanding options.

Non-Equity Incentive Plan Compensation

The amounts reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table reflect annual incentive awards earned under the Del Monte Corporation Annual Incentive Plan.

For information regarding the Del Monte Corporation Annual Incentive Program and amounts earned thereunder by the named executive officers for fiscal 2014, see “—Compensation Discussion and Analysis—Components of Executive Compensation—How were the fiscal 2014 cash annual incentive awards determined?” and “—What were the fiscal 2014 AIP Payments for the named executive officers?”

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

The amount reported for Mr. West reflects interest accrued on an initial SERP balance of $7.1 million provided pursuant to his employment agreement. This interest accrues at a rate of 11.8% annually compounded at the end of each three-month of the 60-month period following June 10, 2011. The balance, including any interest accrued, vested on June 10, 2014.

For additional information regarding the Del Monte Corporation Retirement Plan; the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Corporation Retirement Plan; and the Del Monte Corporation Supplemental Executive Retirement Plan, see “—Fiscal 2014 Pension Benefits.” For information regarding Del Monte’s nonqualified deferred compensation plans, see “—Fiscal 2014 Nonqualified Deferred Compensation.”

All Other Compensation

Amounts reported in the All Other Compensation column for fiscal 2014 include, but are not limited to, the amounts detailed in the following table:

All Other Compensation Table:

	Employer Contributions to Defined Contribution Plans
Name	Company Matching Contribution Pursuant to the Big Heart Pet Savings Plan (the 401 (k) plan) ($)	Amounts Contributed Under the Big Heart Pet Additional Benefits Plan relating to the Big Heart Pet Savings Plan (the 401 (k) plan) ($)	Term Life Insurance Premiums ($)	Tax Gross Ups ($) (1)	Relocation ($)	Severance ($)

David J. West	7,500	28,449	1,296	3,025	-	-
Larry E. Bodner	5,873	8,117	780	-	-	-
Asad Husain	3,281	-	588	5,969	14,900	-
M. Carl Johnson, III	8,226	8,807	817	250	-	-
Matthew J. Miller	7,975	3,992	580	-	-	-
Nils Lommerin	4,526	12,031	787	-	-	-
Giannella Alvarez	-	-	528	8,645	15,400	1,606,635

(1)	Tax gross-ups were paid in connection with tax obligations associated with Company-related travel for the named executive officers’ spouses and guests with respect to Messrs. West and Johnson and relocation costs for Mr. Husain and Ms. Alvarez.

Fiscal 2014 Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (4)			All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Award ($/Sh) (6)	Grant date fair Value of Stock and Option Awards ($)(7)
Name	Grant Date (2)	Board Approval Date (3)	Target ($)(5)	Threshold (#)	Target (#)	Maximum (#)

David J. West			1,200,000	-	-	-	-	-	-

Larry E. Bodner			400,000	-	-	-	-	-	-

Asad Husain			254,583	-	-	-	-	-	-

M. Carl Johnson, III			418,750	-	-	-	-	-	-

Matthew J. Miller	6/20/2013	6/20/2013	-	6,250	50,000	50,000	-	5.95	64,250
	6/20/2013	6/20/2013		-	-	-	50,000	5.95	128,500
			300,000

Nils Lommerin			414,833	-	-	-	-	-	-

Giannella Alvarez	7/19/2013	6/20/2013	-	62,500	500,000	500,000		5.95	642,500
							500,000	5.95	1,285,000
			222,115

(1)	These amounts reflect possible payouts of amounts that could have been earned with respect to fiscal 2014 at target under the Del Monte Corporation Annual Incentive Plan (“AIP”). No threshold or maximum levels were established under the AIP for fiscal 2014. Actual amounts earned for fiscal 2014 under the AIP have been reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for fiscal 2014.
(2)	Reflects the date of the option grant.

(3)	Reflects the date of board approval of the option grant.
(4)	These amounts reflect shares of Parent common stock underlying performance-based options granted pursuant to the 2011 Stock Plan.

(5)	These amounts reflect shares of Parent common stock underlying service-based options granted pursuant to the 2011 Stock Plan. Options generally vest at the rate of 25% annually over four years.

(6)	The exercise price of options granted pursuant to the 2011 Stock Plan is the fair market value of Parent’s common stock on the grant date.

(7)	These amounts reflect the grant date fair value of the awards, computed in accordance with FASB ASC Topic 718.

See “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information that could affect the payment of awards reported in the Fiscal 2014 Grants of Plan-Based Awards Table.

Outstanding Equity Awards at Fiscal 2014 Year End

		Option Awards					Stock Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (3)	Option Exercise Price ($)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (5)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)

David J. West	6/17/2011	2,380,000	1,120,000	2,100,000	5.00	6/17/2021	455,399	2,932,770
	6/17/2011	850,000	400,000	750,000	10.00	6/17/2021
Larry E. Bodner	3/8/2011	32,773			1.25	9/27/2017
	3/8/2011	149,733			1.25	9/25/2018
	3/8/2011	138,472			1.25	9/24/2019
	3/8/2011	133,475			1.25	9/23/2020
	3/8/2011	148,057	69,672	130,637	5.00	3/8/2021
	12/8/2011	510,000	240,000	450,000	5.00	12/8/2021
Asad Husain	2/25/2013	225,000	150,000	225,000	5.00	2/25/2023
M. Carl Johnson, III	11/8/2011	595,000	280,000	525,000	5.00	11/8/2021
Matthew J. Miller	3/8/2011	30,270			1.25	9/23/2020
	3/8/2011	9,651	4,539	8,513	5.00	3/8/2021
	12/8/2011	51,000	24,000	45,000	5.00	12/8/2021
	1/7/2013	105,000	70,000	105,000	5.00	1/7/2023
	6/20/2013	18,750	37,500	43,750	5.95	6/20/2023
Nils Lommerin	3/8/2011	86,700			1.25	9/27/2017
	3/8/2011	418,804			1.25	9/25/2018
	3/8/2011	377,872			1.25	9/24/2019
	3/8/2011	306,806			1.25	9/23/2020
	3/8/2011	440,596	0	393,324	5.00	2/18/2015
	12/8/2011	504,082	0	450,000	5.00	2/18/2015
Giannella Alvarez	7/19/2013	113,699	0	0	5.95	8/2/2014

(1)	These amounts reflect shares of Parent common stock underlying vested options granted pursuant to the 2011 Stock Plan. Awards with a grant date of March 8, 2011 include options granted in connection with the rollover and conversion of outstanding options previously granted under the 2002 Stock Plan (“Rollover Options”).
(2)	These amounts reflect shares of Parent common stock underlying options granted pursuant to the 2011 Stock Plan. Options generally vest annually over four or five years.
(3)	These amounts reflect shares of Parent common stock underlying performance-based options granted pursuant to the 2011 Stock Plan. Half of such options vest at the end of each of fiscal years 2014 through 2016, or in the case of Mr. Miller’s June 2013 grant, 2017, if Parent achieves a pre-determined EBITDA—related financial target with respect to such fiscal year. In addition, upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, an additional portion of such options may vest depending on the extent to which the realized return exceeds such threshold. The remaining half of then-outstanding performance-based options vest subject only to market-based vesting conditions, providing that upon the occurrence of an event or transaction pursuant to which the Sponsors realize a cash return on their interests in the Parent greater than a predetermined threshold, the options will vest depending on the extent to which the realized return exceeds such threshold.
(4)	Options generally have a 10-year term. With respect to the Rollover Options, the term commencement date was the grant date of the original option which was granted under the 2002 Stock Plan and rolled into the 2011 Stock Plan. All or a portion of an option may expire prior to its stated expiration date in the event of the optionee’s termination of employment.
(5)	Reflects a grant of restricted shares of Parent common stock issued to Mr. West in connection with his joining the Company, pursuant to the terms of his employment agreement. The shares vested in three equal tranches on the first three anniversaries of his employment start date, June 10, 2011.

(6)	Market value based on $6.44 per share, the most recently approved fair market value of Parent common stock as of the end of fiscal 2014.

Additionally, see “—Potential Payments upon Employment Termination and Change-of-Control Events” for additional information that could affect the vesting of options.

Fiscal 2014 Option Exercises and Stock Vested

Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

David J. West	455,400	2,709,630

Larry E. Bodner	-	-

Asad Husain	-	-

M. Carl Johnson, III	-	-

Matthew J. Miller	-	-

Nils Lommerin	-	-

Giannella Alvarez	-	-

(1)	Shares vest pursuant to a grant of restricted shares of Parent common stock issued to Mr. West in connection with his joining the Company, pursuant to the terms of his employment agreement. The shares vested in three equal tranches on the first three anniversaries of his employment start date, June 10, 2011.

Fiscal 2014 Pension Benefits

Name	Plan Name (1)	Number of Years Credited Service	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)

David J. West	Qualified Pension Plan	2.89	74,377	-
	Additional Benefits
	Plan—Qualified
	Pension Plan Portion	2.89	518,734	-
	SERP	2.89	9,648,242	-

Larry E. Bodner	Qualified Pension Plan	10.82	239,752	-
	Additional Benefits
	Plan—Qualified
	Pension Plan Portion	10.82	390,056	-
	SERP	10.82	376,150	-

Asad Husain	Qualified Pension Plan	1.26	34,740	-
	Additional Benefits
	Plan—Qualified
	Pension Plan Portion	1.26	34,059	-
	SERP	1.26	-	-

M. Carl Johnson, III	Qualified Pension Plan	2.48	87,232	-
	Additional Benefits
	Plan—Qualified
	Pension Plan Portion	2.48	193,217	-
	SERP	2.48	-	-

Matthew J. Miller	Qualified Pension Plan	4.42	108,878	-
	Additional Benefits
	Plan—Qualified
	Pension Plan Portion	4.42	84,451	-
	SERP	4.42	-	-

Nils Lommerin	Qualified Pension Plan (3)			-
	Additional Benefits
	Plan—Qualified
	Pension Plan Portion	11.14	675,530	-
	SERP	11.14	555,685	-

(1)	For purposes of the above table:

•	Qualified Pension Plan is the Del Monte Corporation Retirement Plan;

•	Additional Benefits Plan—Qualified Pension Plan Portion is the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Corporation Retirement Plan; and

•	SERP is the Del Monte Corporation Supplemental Executive Retirement Plan.

(2)	The Present Value of Accumulated Benefit generally represents the lump sum amount that would be required to be invested as of April 27, 2014 at a fixed interest rate of 3.9% per annum in order to pay the named executive officer upon retirement at age 65 a lump sum equal to:

•	the named executive officer’s accrued benefit under the applicable plan as of the pension plan measurement date used for purposes of preparing Big Heart Pet’s financial statements in accordance with generally accepted accounting principles in the U.S. (which for fiscal 2014 was April 27, 2014); and

•	for the Qualified Pension Plan and Additional Benefits Plan—Qualified Pension Plan Portion, interest credits on such accrued benefit amount until the named executive officer reaches age 65, calculated at 4.5% per annum.

The Present Value of Accumulated Benefit has been calculated using the same methods and assumptions as those used by Big Heart Pet in the production of its GAAP financial statements as included in this Annual Report on Form 10-K, except retirement age is assumed to be age 65 and no pre-retirement decrements are assumed. Additionally, for any named executive officer who is age 65 or over as of January 1, 2013, employment status used for calculating the Present Value is determined as of the last day of the fiscal year.

The Present Value of Accumulated Benefit has been calculated in accordance with applicable SEC rules and, other than with respect to Mr. Lommerin, does not represent actual amounts payable to the named executive officers under each plan. Amounts reported for Mr. Lommerin represent the actual amount of their benefits to be paid as determined in connection with his termination of service. Pursuant to the terms of the applicable plan, amounts for Mr. Lommerin are payable in the seventh month following the termination of their employment.

(3)	In connection with the sale of the Consumer Produce Business, Mr. Lommerin’s balance of $229,967 was transferred in February 2014 to a successor pension plan established by the Acquiror.

Narrative Discussion of Plans Reflected in Fiscal 2014 Pension Benefits Table

Bit Heart Pet currently sponsors three defined benefit pension plans that apply to the named executive officers:

•	the Del Monte Corporation Retirement Plan (the “Qualified Pension Plan”), which provides funded, tax-qualified benefits up to the limits on compensation and benefits under the Internal Revenue Code;

•	the portion of the Del Monte Corporation Additional Benefits Plan relating to the Qualified Pension Plan, which provides unfunded, nonqualified benefits in excess of the limits applicable to the Qualified Pension Plan; and

•	the Del Monte Corporation Supplemental Executive Retirement Plan (“SERP”), which provides unfunded, nonqualified benefits that are reduced by benefits under the Qualified Pension Plan and the portion of the Additional Benefits Plan relating to the Qualified Pension Plan.

The information below describes the material factors necessary to understand the pension benefits that are provided to the named executive officers under these three plans. For a discussion of the reasons for Big Heart Pet providing these plans, please see “—Compensation Discussion and Analysis.”

Del Monte Corporation Retirement Plan

The Qualified Pension Plan was formed pursuant to the merger of the Company’s three qualified defined benefit pension plans, including the Del Monte Corporation Retirement Plan for Salaried Employees which became effective January 1, 1990. As applicable to non-seasonal salaried employees, the Qualified Pension Plan is a non-contributory, cash balance defined benefit retirement plan covering eligible employees of the Company. Under the plan as applicable to non-seasonal salaried employees, a participant becomes fully vested in his benefits after completing three years of service, and from that time, a participant is entitled to receive benefits upon termination of employment for any reason. In general, a non-seasonal salaried employee becomes a participant in the Qualified Pension Plan after completion of one year of service.

Benefit Amount. Monthly credits equal to a percentage of eligible compensation are made to each participant’s Personal Retirement Account (“PRA”) within the Qualified Pension Plan. The PRA, which is a hypothetical account, accumulates these compensation credits as well as interest credits on the participant’s account balance. Upon becoming a participant, a “catch-up” amount is credited. This catch-up amount is the sum of compensation credits and interest credits that would have been made under the Qualified Pension Plan if the participant had been eligible to participate starting at his date of employment with the Company.

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

The calculation of compensation credits under the Qualified Pension Plan was changed to the following schedule for all active participants on and after January 1, 2005:

Participant Age:	Percentage of Monthly Compensation
Below 30	3.0%
30 but below 35	4.0%
35 but below 40	5.0%
40 but below 45	6.0%
45 but below 50	8.0%
50 but below 55	10.0%
55 but below 60	11.0%
60 but below 65	12.0%
Age 65 and over	13.0%

Eligible compensation for the named executive officers primarily includes:

•	base pay; and

•	awards under the Del Monte Foods Company Annual Incentive Plan or Program, or the Del Monte Corporation Annual Incentive Plan, that are not deferred by the executive.

Eligible compensation does not include, among other items:

•	equity compensation; or

•	severance payments in any form.

Notwithstanding the foregoing, compensation used to calculate benefits under the Qualified Pension Plan may not exceed the annual compensation limit under the Internal Revenue Code. In calendar 2013, this limit was $255,000. In addition, benefits provided under the Qualified Pension Plan may not exceed the benefit amount limit under the Internal Revenue Code. In calendar 2013, this limit was $205,000 payable as a single life annuity beginning at normal retirement age or its equivalent. Benefits that cannot be provided under the Qualified Pension Plan due to these limits are instead provided under the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Qualified Pension Plan, which is discussed below.

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

No funds are set aside in a trust for payment of benefits under the Additional Benefits Plan. Rather, benefits are paid from the Company’s general assets. Accordingly, participants in the Additional Benefits Plan are general creditors of the Company with respect to the payment of these benefits.

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

Del Monte Corporation Supplemental Executive Retirement Plan (SERP)

The Del Monte Corporation Supplemental Executive Retirement Plan (“SERP”) is a nonqualified benefit plan in which employees at the level of Vice President and above are eligible to participate. No funds are set aside in a trust for payment of benefits under the SERP. Rather, benefits are paid from Big Heart Pet’s general assets. Accordingly, participants in the SERP are general creditors of Big Heart Pet with respect to the payment of these benefits.

A participant vests in his SERP benefit upon attaining age 55 (other than for Mr. Husain, for whom this requirement is waived) and at least 5 years of service. Additionally, in order to vest in his SERP benefit, a Big Heart Pet participant must be employed at the level of vice president or higher for at least three years.

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

The multiple of final average compensation used is based on years of service:

Years of Service (1)	Multiple of Final Average Compensation
Less than 5 years	0.0
5 years	1.0
10 years	2.0
15 years	3.0
20 years	3.5
25 years	4.0
30 years	4.5
35 years	5.0 Maximum

(1)	For ease of presentation, years of service and the corresponding multiple of final average compensation are presented in the table above in five-year increments. However, between five and thirty-five years of service, the multiple actually increases based on one-year increments.

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

Fiscal 2014 Nonqualified Deferred Compensation

Name	Plan Name (1)	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions In Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

David J. West	DMC AIP Deferred Compensation Plan	-	-	-	-	-
	Additional Benefits Plan - 401(k) Plan Portion	-	28,449	127	40,594	-

Larry E. Bodner	DMC AIP Deferred Compensation Plan	-	-	3,949	-	41,311
	Additional Benefits Plan - 401(k) Plan Portion	-	8,117	-	8,117	-

M. Carl Johnson, III	DMC AIP Deferred Compensation Plan	-	-	-	-	-
	Additional Benefits Plan - 401(k) Plan Portion	-	8,807	-	-	8,807

Matthew J. Miller	DMC AIP Deferred Compensation Plan	-	-	-	-	-
	Additional Benefits Plan - 401(k) Plan Portion	-	3,992	26	-	6,458

Asad Husain	DMC AIP Deferred Compensation Plan	-	-	-	-	-
	Additional Benefits Plan - 401(k) Plan Portion	-	-	-	-	-

Nils Lommerin	DMC AIP Deferred Compensation Plan	-	-	118	-	1,122,910
	Additional Benefits Plan - 401(k) Plan Portion	-	12,031	-	12,031	-

Giannella Alvarez	DMC AIP Deferred Compensation Plan	-	-	-	-	-
	Additional Benefits Plan - 401(k) Plan Portion	-	-	-	-	-

(1)	For purposes of the above table:

•	DMC AIP Deferred Compensation Plan is the Del Monte Corporation AIP Deferred Compensation Plan (which was frozen in fiscal 2010); and

•	Additional Benefits Plan—401(k) Plan Portion is the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan, a 401(k) plan.

Narrative Discussion of Fiscal 2014 Nonqualified Deferred Compensation Table

In fiscal 2014, Big Heart Pet tracked nonqualified deferred compensation for its named executive officers under two plans:

•	the Del Monte Corporation AIP Deferred Compensation Plan, which allowed for deferrals of Annual Incentive Plan or Program payments, up to and including the fiscal 2009 AIP payment; and

•	the portion of the Additional Benefits Plan relating to the Del Monte Savings Plan, which provides supplemental matching contributions that cannot be provided under the Del Monte Savings Plan due to Internal Revenue Code limits.

DMC AIP Deferred Compensation Plan

Executive Contributions in Last Fiscal Year. The DMC AIP Deferred Compensation Plan was frozen in fiscal 2010, and no new deferrals with respect to fiscal 2010 or any plan year thereafter were permitted.

Registrant Contributions in Last Fiscal Year. There were no registrant contributions with respect to the DMC AIP Deferred Compensation Plan in fiscal 2014.

Aggregate Earnings in Last Fiscal Year. The employer contribution accounts under the DMC AIP Deferred allocated to hypothetical investment accounts selected by the executive and credited with gains or losses according to the gains or losses of the investments to which the hypothetical investment accounts are linked. The Aggregate Earnings in Last Fiscal Year column reflects the impact of changes in the value of such investments.

Aggregate Balance at Last Fiscal Year-End. With respect to the DMC AIP Deferred Compensation Plan, the Aggregate Balance at Last Fiscal Year-End column represents the value of the employer contribution accounts held by the named executive officers at the end of fiscal 2014. No funds are set aside in a trust for payment of benefits under the DMC AIP Deferred Compensation Plan. Rather, benefits are paid from Big Heart Pet’s general assets. Accordingly, participants in the DMC AIP Deferred Compensation Plan are general creditors of Big Heart Pet with respect to the payment of these benefits.

Additional Benefits Plan—401(k) Plan Portion

Executive Contributions in Last Fiscal Year. There are no executive contributions under the portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan (a 401(k) plan).

Registrant Contributions in Last Fiscal Year. The amount reported under the Registrant Contributions in Last Fiscal Year column with respect to the Additional Benefits Plan—401(k) Plan Portion represents supplemental matching contributions made by Big Heart Pet that cannot be provided under the Del Monte Savings Plan due to Internal Revenue Code limits. All such amounts have been included in the Summary Compensation Table as All Other Compensation for fiscal 2014.

Under the Additional Benefits Plan—401(k) Plan Portion, supplemental matching contributions based on the matching contribution terms of the Del Monte Savings Plan are paid in a lump sum in the calendar year after the Internal Revenue Code limitation would have been applied, or, if the participant elects before the beginning of that calendar year, supplemental matching contributions are deferred. Big Heart Pet’s contributions under this Plan are not impacted by whether a participant elects to defer such contributions or not. Additionally, Big Heart Pet’s contributions under this Plan are not impacted by whether a participant elects to defer compensation under the 401(k) Plan or not.

Aggregate Earnings in Last Fiscal Year. With respect to the Additional Benefits Plan—401(k) Plan Portion, reported amounts in the Aggregate Earnings in Last Fiscal Year column represent earnings on amounts deferred by the participant in prior years. For information regarding how these earnings are calculated, see “—Narrative Discussion of Plans Reflected in Fiscal 2014 Nonqualified Deferred Compensation Table—Del Monte Corporation Additional Benefits Plan – Portion Relating to the Del Monte Savings Plan—Earnings” below.

If a participant did not elect to defer supplemental matching contributions under the Additional Benefits Plan—401(k) Plan Portion, such contributions are withdrawn soon after contribution and there are no earnings with respect to such amounts.

Aggregate Withdrawals / Distributions. With respect to the Additional Benefits Plan—401(k) Plan Portion, the Aggregate Withdrawals/Distributions column represents amounts paid during fiscal 2014 because the executive officers did not elect to defer the supplemental matching contributions for calendar 2013.

Aggregate Balance at Last Fiscal Year-End. With respect to the Additional Benefits Plan—401(k) Plan Portion, the Aggregate Balance at Last Fiscal Year-End column reflects amounts deferred by the named executive officer, together with aggregate earnings.

Narrative Discussion of Plans Reflected in Fiscal 2014 Nonqualified Deferred Compensation Table

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

Contributions. Eligible employees were able to elect to defer from 5% to 100% of their annual incentive award paid under the Del Monte Foods Company Annual Incentive Plan or Program. The Company provided a matching contribution of up to 25% of the employee’s deferral amount. The employee deferral and the Company match were converted to deferred stock units at the fair market value of DMFC common stock on the day the annual incentive award was otherwise paid, specifically the average of the high and low price for DMFC common stock on such date. The employee deferrals were always 100% vested. The Company matching contributions were subject to vesting in equal installments over three fiscal years. In connection with the Merger, participants became 100% vested in the Company matching contribution.

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

Del Monte Corporation Additional Benefits Plan—Portion Relating to the Del Monte Savings Plan

The portion of the Del Monte Corporation Additional Benefits Plan that relates to the Del Monte Savings Plan (the “Additional Benefits Plan—401(k) Plan Portion”) is an “excess” benefit plan designed to provide supplemental matching contributions that cannot be provided under the Del Monte Savings Plan due to Internal Revenue Code limits. In fiscal 2014, each named executive officer other than Ms. Alvarez participated in the Additional Benefits Plan—401(k) Plan Portion.

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

In general, contributions are determined by multiplying the amount of the executive’s compensation recognized for Del Monte Savings Plan purposes that exceeds applicable IRS limits ($255,000 for calendar year 2013), by the maximum percentage of employee pre-tax contribution that can attract Company match amounts under the Del Monte Savings Plan (currently 6%) and by the percentage level of Company match under the Del Monte Savings Plan (currently 50%). Currently, this results in a contribution equal to 3% of compensation in excess of applicable IRS limits. Phantom interest is then applied to such amount to arrive at the actual contribution amount. The phantom interest is credited with respect to the period compensation exceeded the IRS limit and accordingly amounts could not be credited under the Del Monte Savings Plan. The rate used for such phantom interest is the same as the rate used to credit earnings under the Additional Benefits Plan—401(k) Plan Portion (as discussed below). In general, only base salary is treated as compensation under the Del Monte Savings Plan. Equity compensation and Annual Incentive Plan or Program payments are not included as compensation.

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

Potential Payments Upon Employment Termination and Change-of-Control Events

Nils Lommerin

Mr. Lommerin separated from the Company effective February 18, 2014. Pursuant to the terms of Mr. Lommerin’s employment arrangement, the AIP, and the applicable equity arrangements, his separation constituted a resignation of employment without Good Reason. As a result, the Company was required to pay or provide Mr. Lommerin:

Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$-
Severance Perquisite Allowance	-
Severance Pro-rata AIP Award	-

Equity Compensation
Stock Options	310,866

Retirement Deferred Compensation
ABP—Qualified Pension Plan Portion	686,051
ABP—401(k) Plan Portion	-
Supplemental Executive Retirement Plan (SERP)	-

Other Benefits
Post-termination Health and Welfare Benefit Continuation	-
280G Excise Tax Gross-up	-

Total:	$996,917

Giannella Alvarez

Ms. Alvarez separated from the Company effective February 3, 2014. Pursuant to the terms of Ms. Alvarez’s employment arrangement and severance agreement, the AIP, and the applicable equity arrangements, her separation constituted a termination of employment without Cause by the Company. As a result, the Company was required to pay or provide Ms. Alvarez:

Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	$1,469,811
Severance Perquisite Allowance	-
Severance Pro-rata AIP Award	136,823

Equity Compensation
Stock Options	55,713

Retirement Deferred Compensation
ABP—Qualified Pension Plan Portion	-
ABP—401(k) Plan Portion	-
Supplemental Executive Retirement Plan (SERP)	-

Other Benefits
Post-termination Health and Welfare Benefit Continuation	13,904
280G Excise Tax Gross-up	-

Total:	$1,676,251

David J. West, Larry E. Bodner, Asad Husain, M. Carl Johnson, III, and Matthew J. Miller

Each of Messrs. West, Bodner, and Johnson currently have employment agreements with the Company that provide for payments and benefits in connection with their respective terminations of employment under various circumstances, including a Change of Control. Messrs. Husain and Miller are provided similar benefits pursuant to the Company’s Executive Severance Plan. These benefits are summarized in the narrative and tables below. As a condition of receiving any severance benefits, each named executive officer must execute a full waiver and release of all claims against the Company and its affiliates and agree to abide by certain covenants regarding confidentiality, non-solicitation of Company employees, and non-interference with the Company’s business relationships.

In addition to the benefits described below, upon termination of employment the named executive officers may also be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and qualified plan benefits (pension and 401(k)). For information regarding benefits under the Del Monte Corporation Retirement Plan, see “Fiscal 2014 Pension Benefits.”

For purposes of the employment (other than for Messrs. Husain and Miller) and equity arrangements with each of these executive officers, the following definitions apply:

“Change of Control” generally means the occurrence of any one of the following:

•	the sale of all or substantially all of the assets of Blue Holdings I, L.P., Parent, or the Company;

•	a merger, recapitalization or other sale transaction by Blue Holdings I, L.P., Parent, the Company, the Sponsors, or any of their respective affiliates, of equity interests or voting power that results in any person owning more than 50% of the equity interests or voting power of Blue Holdings I, L.P., Parent, or the Company, as applicable; or

•	any event which results in the Sponsors or affiliates ceasing to hold the ability to elect a majority of the managers of the General Partner of Blue Holdings I, L.P., or members of the board of directors of Blue Holdings I., L.P., or members of the board of directors of Parent, as applicable.

“Cause,” as determined by the Board, generally means the occurrence of one of the following:

•	a material breach by the executive of the terms of his agreement;

•	any act of theft, misappropriation, embezzlement, intentional fraud or similar conduct by the executive involving Big Heart Pet or any affiliate;

•	the conviction or the plea of nolo contendere or the equivalent in respect of a felony involving an act of dishonesty, moral turpitude, deceit or fraud by the executive;

•	any damage of a material nature to the business or property of Big Heart Pet or any affiliate caused by the executive’s willful or grossly negligent conduct; or

•	the executive’s failure to act in accordance with any specific lawful instructions given to the executive in connection with the performance of the executive’s duties.

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

“Good Reason,” to terminate employment generally exists, as determined by the Board, upon the occurrence of any one of the following events without the executive’s written consent or the failure of the Company to cure the event within ten business days of executive’s notice:

•	with respect to Messrs. West, and Bodner, a material adverse change in the executive’s position causing it to be of materially less stature, responsibility, or authority without the executive’s written consent, and such a materially adverse change shall in all events be deemed to occur if the executive no longer serves in the position of his current title;

•	a reduction, without the executive’s written consent, in the executive’s base salary or the amount the executive is eligible to earn under the AIP (or successor plan thereto);

•	with respect to Messrs. West, and Bodner, a material reduction without the executive’s consent in the aggregate health and welfare benefits provided to the executive pursuant to the health and welfare plans, programs and arrangements in which the executive is eligible to participate;

•	with respect to Messrs. West, Bodner and Johnson, the relocation of principal place of employment beyond 50 miles from its current location without his consent;

•	the failure of Big Heart Pet to obtain a satisfactory agreement from any successor to assume and agree to perform the executive’s employment agreement; or

•	with respect to Mr. West, a requirement that he report to a person other than the Board or the Board of Parent, his removal from the Board or the Parent Board, his failure to be nominated for re-election or, unless either the Company or Parent becomes publicly traded, re-elected, to the Board or Parent Board, or, including with respect to Mr. Johnson, a material breach by the Company or Parent.

Termination Benefits for Mr. West

If Mr. West’s employment is terminated due to his death or Disability, his estate or designated beneficiary will be entitled to receive:

•	a portion of his target AIP Award for the year in which termination occurs (to the extent the performance objectives for such year are attained), prorated for the executive’s actual employment during such year;

•	any bonus earned but not yet paid with respect to the fiscal year preceding the date of termination;

•	accelerated vesting of any unvested portion of his SERP benefit;

•	accelerated vesting of any unvested portion of his restricted stock award granted under the 2011 Stock Plan;

•	accelerated vesting of that portion of his options subject to service-based vesting that would have become vested on the next annual vesting date (i.e., the next anniversary of the closing of the Merger); and

•	in the event of his termination due to Disability only, a cash severance amount equal to his current annual base salary and target AIP Award in a lump sum.

If Mr. West’s employment is terminated due to his voluntary resignation without Good Reason or for Cause, he is not entitled to any severance benefits other than payment, in the event of resignation without Good Reason, of any bonus earned but not yet paid with respect to the fiscal year preceding the date of termination.

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

Termination Benefits for Messrs. Bodner and Johnson

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

If the executive’s employment is terminated by the Company without Cause or he resigns for Good Reason, the Company shall pay or provide him:

•	a cash severance amount equal to one and one-half times (1.5x) his current annual base salary and target AIP Award paid in a lump sum;

•	a portion of his target AIP Award for the year in which termination occurs (adjusted to reflect performance), prorated for his actual employment during such year paid in a lump sum;

•	a cash perquisite payment equal to one and one-half times (1.5x) his annual perquisite allowance paid in a lump sum;

•	with respect to Mr. Johnson, health and welfare benefit continuation for 18 months—including medical, dental, prescription drug, life, and AD&D insurance plans, programs and arrangements and, with respect to Mr. Bodner, a lump sum in an amount up to the cost of COBRA premiums for participation in such health and welfare benefit programs for 18 months;

•	executive-level outplacement services for 18 months in such amount, other than with respect to Mr. Johnson, that shall not exceed in any calendar year 18% of the executive’s base salary and target AIP Award; and

•	pursuant to the 2011 Stock Plan and applicable option agreements, the executive shall vest with respect to that portion of his options subject to service-based vesting that would have become vested on the next annual vesting date (i.e., the next anniversary of the closing of the Merger).

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

Termination Benefits for Messrs. Husain and Miller

Messrs. Husain and Miller do not have employment agreements with the Company. Their severance benefits are primarily provided pursuant to the terms and conditions of the Company’s Executive Severance Plan. If either executive’s employment is terminated due to his death, retirement, resignation, disability or for Cause, he is not entitled to any severance benefits under the Executive Severance

Plan. However, if his employment is terminated due to his death or disability, he will receive pursuant to the Annual Incentive Program a portion of his target AIP Award for the year in which termination occurs, prorated for his actual employment during such year.

If either executive’s employment is terminated by the Company without Cause, the Company shall pay or provide him:

•	a cash severance amount equal to one and one-half times (1.5x) his current annual base salary and target AIP Award paid in a lump sum;

•	a portion of his target AIP Award for the year in which termination occurs, adjusted for performance (but not to exceed performance at 100%) and prorated for his actual employment during such year, paid in a lump sum;

•	health and welfare benefit continuation for 18 months – including medical, dental, prescription drug, life and AD&D insurance plans, programs and arrangements;

•	pro-rata vesting of outstanding stock option and stock awards (provided that pro-rata performance share units only vest if stated performance measures are achieved); and

•	executive-level outplacement services.

If the executive’s employment is terminated by the Company without Cause within two years after a Change of Control, the Company shall provide his the same benefits as provided in the event of his termination without Cause by the Company except that the cash severance amount equal to one and one-half times (1.5x) his current base salary and target AIP Award shall be increased to two times (2x) paid in a lump sum.

Change of Control Benefits

In the event of a Change of Control, Messrs. West, Bodner, Husain, Johnson and Miller would be entitled to receive the following benefits:

•	other than for Messrs. Husain and Miller, a 280G gross-up payment on parachute payments provided to the executive; provided that, for Mr. Johnson, such gross-up payment shall only be paid if the parachute payments exceed the 280G excess parachute payment criterion by 5% or more;

•	pursuant to the 2011 Stock Plan and applicable equity agreements, upon a Change of Control, all outstanding options subject to service-based vesting shall vest immediately prior to the Change of Control, and, if such Change of Control is pursuant to a transaction wherein the Sponsors realize a cash return on their interests in Parent greater that a predetermined threshold, all outstanding options subject to performance-based vesting shall vest immediately prior to such Change of Control; and

•	with respect to Mr. West, accelerated vesting of any unvested portion of his restricted stock award granted under the 2011 Stock Plan.

The termination and change of control benefits described above are summarized in the tables below. As required, the tables below assume that the termination of employment and/or Change of Control event occurred on the last day of fiscal 2014 (April 27, 2014) and assumes that the price per share of Parent common stock was $6.44. Also, the tables assume that a year-end adjustment will be necessary at the end of calendar 2014 in order to meet the 4.5% minimum interest rate required under the Del Monte Corporation Retirement Plan for Salaried Employees, and accordingly, the tables below assume that the effective annual rate for interest credits used in estimating the benefit under the Del Monte Corporation Retirement Plan for Salaried Employees and the Del Monte Additional Benefits Plan—Pension Portion is 4.5% for the 2014 calendar year.

Amounts shown in the tables below represent vesting or distributions triggered by termination event only. Accordingly, previously vested stock options, which are reflected in the table set forth under “-Outstanding Equity Awards at Fiscal 2014 Year End,” are not reflected in the table below. If achievement of future performance measures is required for vesting purposes, no amount is represented in the table. Retirement and deferred compensation amounts below reflect the estimated lump-sum present value of such benefits.

A Change of Control without a termination event will result in 100% vesting of all the executive’s outstanding service-based options, and, if such Change of Control is pursuant to a transaction wherein the Sponsors realize a cash return on their interests in Parent greater that a predetermined threshold, of all performance-based options.

Table for David J. West

					Involuntary Termination by Company
	Death($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	-	-	4,800,000	4,800,000	2,400,000	-	4,800,000	4,800,000
Severance Prerequisite Allowance	-	-	84,000	84,000	-	-	84,000	84,000
Severance Pro-rata AIP Award	1,200,000	1,200,000	1,200,000	1,200,000	1,200,000	-	1,200,000	1,200,000
Equity Compensation
Stock Options	3,739,170	-	3,739,170	7,569,570	3,739,170	-	3,739,170	7,569,570
Restricted Stock	2,932,776	-	2,932,776	2,932,776	2,932,776	-	2,932,776	2,932,776
Retirement Deferred Compensation
Supplemental Executive Retirement Plans (SERP)	9,648,242	-	9,648,242	9,648,242	9,648,242	-	9,648,242	9,648,242
ABP – Qualified Pension Plan Portion	-	-	-	-	-	-	-	-
ABP–401(k) Plan Portion	12,065	12,065	12,065	12,065	12,065	12,065	12,065	12,065
Other Benefits
Post Termination Health and Welfare Benefit Continuation			23,824	23,824			23,824	23,824
280G Excise Tax Gross-up								24,380,952

Total:	17,532,253	1,212,065	22,440,077	26,270,477	19,932,253	12,065	22,440,077	50,651,429

Table for Larry E. Bodner

					Involuntary Termination by Company
	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	-	-	1,443,750	1,925,000	962,500	-	1,443,750	1,925,000
Severance Prerequisite Allowance	-	-	54,000	54,000	-	-	54,000	54,000
Severance Pro-rata AIP Award	400,000	-	400,000	400,000	-	-	400,000	400,000
Equity Compensation
Stock Options	222,964	-	222,964	1,282,045	222,964	-	222,964	1,282,045
Retirement Deferred Compensation
Supplemental Executive Retirement Plans (SERP)	-	-	-	-	-	-	-	-
ABP – Qualified Pension Plan Portion	360,161	360,161	360,161	360,161	360,161	360,161	360,161	360,161
ABP–401(k) Plan Portion	-	-	-	-	-	-	-	-
Other Benefits
Post Termination Health and Welfare Benefit Continuation			35,109	35,109			35,109	35,109
280G Excise Tax Gross-up				-				-

Total:	983,125	360,161	2,515,984	4,056,315	1,545,625	360,161	2,515,984	4,056,315

Table for Asad Husain

					Involuntary Termination by Company
	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Permanent Disability($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	-	-	1,051,875	1,402,500	-	-	1,051,875	1,402,500
Severance Prerequisite Allowance	-	-	-	-	-	-	-	-
Severance Pro-rata AIP Award	254,538	-	254,538	254,538	-	-	254,538	254,538
Equity Compensation
Stock Options	108,000	-	14,795	540,000	108,000	-	14,795	540,000
Retirement Deferred Compensation
Supplemental Executive Retirement Plans (SERP)	383,447	-	383,447	383,447	383,447	-	383,447	383,447
ABP – Qualified Pension Plan Portion	-	-	-	-	-	-	-	-
ABP–401(k) Plan Portion	-	-	-	-	-	-	-	-
Other Benefits
Post Termination Health and Welfare Benefit Continuation			20,067	20,067			20,067	20,067
280G Excise Tax Gross-up				-				-

Total:	745,985	-	1,724,722	2,600,552	491,447	-	1,724,722	2,600,552

Table for M. Carl Johnson, III

					Involuntary Termination by Company
	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Permanent Disability($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	-	-	1,509,375	2,012,500	1,006,250	-	1,509,375	2,012,500
Severance Prerequisite Allowance	-	-	54,000	54,000	-	-	54,000	54,000
Severance Pro-rata AIP Award	418,750	-	418,750	418,750	-	-	418,750	418,750
Equity Compensation
Stock Options	201,600	-	201,600	1,159,200	201,600	-	201,600	1,159,200
Retirement Deferred Compensation
Supplemental Executive Retirement Plans (SERP)	-	-	-	-	-	-	-	-
ABP – Qualified Pension Plan Portion	156,724	156,724	156,724	156,724	156,724	156,724	156,724	156,724
ABP–401(k) Plan Portion	-	-	-	-	-	-	-	-
Other Benefits
Post Termination Health and Welfare Benefit Continuation			20,948	20,948			20,948	20,948
280G Excise Tax Gross-up				2,612,687				3,547,213

Total:	777,074	156,724	2,361,397	6,434,809	1,364,574	156,724	2,361,397	7,369,335

Table for Matthew J. Miller

					Involuntary Termination by Company
	Death ($)	Resignation ($)	Resignation for Good Reason ($)	Resignation for Good Reason within Two Years After a Change of Control ($)	Permanent Disability ($)	For Cause ($)	Without Cause ($)	Within Two Years After a Change of Control ($)
Cash Compensation
Severance Multiple of Base Salary and Target Annual Incentive Plan (AIP) Award	-	-	1,063,125	1,417,500	-	-	1,063,125	1,417,500
Severance Prerequisite Allowance	-	-	-	-	-	-	-	-
Severance Pro-rata AIP Award	300,000	-	300,000	300,000	-	-	300,000	300,000
Equity Compensation
Stock Options	77,074	-	10,558	409,967	77,074	-	10,558	409,967
Retirement Deferred Compensation
Supplemental Executive Retirement Plans (SERP)	-	-	-	-	-	-	-	-
ABP – Qualified Pension Plan Portion	72,878	72,878	72,878	72,878	72,878	72,878	72,878	72,878
ABP–401(k) Plan Portion	2,449	2,449	2,449	2,449	2,449	2,449	2,449	2,449
Other Benefits
Post Termination Health and Welfare Benefit Continuation			20,034	20,034			20,034	20,034
280G Excise Tax Gross-up				-				-

Total:	452,401	75,327	1,469,044	2,222,828	152,401	75,327	1,469,044	2,222,828

Director Compensation

On October 25, 2013, the Board adopted the Del Monte Corporation Independent Director Compensation Plan. Messrs. Khosla and Callahan are currently eligible to participate. The following table sets forth compensation they received as directors during fiscal 2014. The other directors did not receive any compensation from the Company or Parent for their service on the Board of Big Heart Pet in fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Wayne Callahan (1)	24,497	100,000	124,497

Sanjay Khosla	47,665	100,002	147,667

(1)	In accordance with Mr. Callahan’s election under the Del Monte Corporation Independent Director Compensation Plan, the $24,497 he earned in fees for fiscal 2014 was converted into shares of Parent common stock.
(2)	The Stock Awards amount represents the grant date fair value calculated in accordance with FASB ASC Topic 718. At the end of fiscal 2014, Mr. Callahan held 7,764 restricted stock units and Mr. Khosla held no restricted stock units.

Narrative Discussion of Director Compensation

The Del Monte Corporation Independent Director Compensation Plan provides compensation to eligible directors for service on the applicable boards of the Company and its affiliates. Eligibility is determined by the Board of Directors of the Company. The Plan provides that each eligible director will receive a $50,000 annual retainer payable in cash, or, at the director’s election, in Parent stock. In addition, the director will receive, on an annual basis, a grant of restricted shares of Parent stock having an aggregate fair market value, as of the grant date, equal to $100,000, subject to monthly vesting over a twelve-month period. The director will also be given the opportunity to purchase additional shares of Parent stock in an amount at the director’s discretion.

Compensation Committee Interlocks and Insider Participation

Three directors currently comprise the Compensation and Benefits Committee: Messrs. Brown, Kilts and Mundt. None of these committee members were officers or employees of the Company during fiscal year 2014 or were formerly Company officers. Each of Mr. Brown, due to his relationship with KKR, Mr. Kilts, due to his relationship with Centerview, and Mr. Mundt, due to his relationship with Vestar, may be viewed as having an indirect material interest in certain relationships and transactions with KKR, Centerview and Vestar as discussed under “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

We have no compensation plans under which equity securities of Big Heart Pet are authorized to be issued. In connection with the Merger, Parent established the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates (the “2011 Stock Plan”). The 2011 Stock Plan provides for the grant of stock options and other stock based awards to key service providers of Parent and its affiliates, including the Company. The following table provides information regarding the 2011 Stock Plan.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (#)
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	24,051,707	4.60	6,727,228
Equity compensation plans not
approved by security holders	-	-	-
Total	24,051,707	4.60	6,727,228

For more information regarding the 2011 Stock Plan please see “Item 11. Executive Compensation” above.

Security Ownership of Certain Beneficial Owners

All of the outstanding shares of capital stock of the Company are held by Parent, and Blue Holdings I, L.P. owns 99.4% of the outstanding capital stock of Parent. The following table shows the amount of common stock of Parent owned as of June 1, 2014 by those known by us to own more than 5% of Parent’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Blue Holdings I, L.P. (1)	312,829,237(1)	99.4%

(1)	The general partner of Blue Holdings I, L.P. is Blue Holdings GP, LLC. Affiliates of KKR, Centerview and Vestar own all of the membership interest in Blue Holdings GP, LLC. The LLC Agreement governs the exercise of the voting rights with respect to the election of directors and certain other material events. The membership interests in Blue Holdings GP, LLC are held by affiliates of a number of investment funds, each of which may be deemed to share voting and dispositive power with respect to the capital stock of Parent held by Blue Holdings I, L.P. See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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

Security Ownership of Management

The following table shows the amount of common stock of Parent owned as of June 1, 2014 by our directors, named executive officers and our directors, executive officers, and named executive officers as a group. As of June 1, 2014, there were approximately 314,827,157 shares of Parent common stock outstanding. Unless otherwise indicated in a footnote, these persons may be contacted at our executive offices.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Max V. Alper (1)	-	-
Simon E. Brown (1)	-	-
Wayne Callahan (2)	92,513	*
Richard Dunne (5)	-	-
David M. Hooper (4)	-	-
Sanjay Khosla (6)	44,605	*
James M. Kilts (4)	-	-
Kevin Mundt (3)	-	-
Daniel O’Connell (3)	-	-
David J. West (7)	4,796,199	1.5%
Larry E. Bodner (8)	1,118,154	*
Asad Husain (11)	225,000	*
M. Carl Johnson, III (9)	795,000	*
Matthew J. Miller (10)	214,671	*
Nils Lommerin (12)	2,114,306	*
Giannella Alvarez (13)	113,699	*
All directors, executive officers, and named executive officers as a group (22 persons) (14)	10,786,905	3.3%

*	Denotes less than 1% of class.
(1)	Each of Messrs. Alper and Brown may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with KKR. Each of Messrs. Alper and Brown disclaim beneficial ownership of any such interest.
(2)	Includes 5,176 shares that remained subject to vesting as of June 1, 2014.
(3)	Each of Messrs. Mundt and O’Connell may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with Vestar. Each of Messrs. Mundt and O’Connell disclaim beneficial ownership of any such interest.
(4)	Each of Messrs. Hooper and Kilts may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with Centerview. Each of Messrs. Hooper and Kilts disclaim beneficial ownership of any such interest.
(5)	Mr. Dunne may be deemed to share dispositive and/or voting power with respect to the Company’s shares held by Parent and Parent’s shares held by Blue Holdings I, L.P. due to his status with AlpInvest. Mr. Dunne disclaims beneficial ownership of any such interest.
(6)	Includes 12,940 shares that remained subject to vesting as of June 1, 2014.
(7)	Includes the right to acquire 3,230,000 shares of Parent common stock, represented by options to purchase 3,230,000 shares of Parent common stock exercisable within 60 days of June 1, 2014.
(8)	Includes the right to acquire 1,112,510 shares of Parent common stock, represented by options to purchase 1,112,510 shares of Parent common stock exercisable within 60 days of June 1, 2014.
(9)	Includes the right to acquire 595,000 shares of Parent common stock, represented by options to purchase 595,000 shares of Parent common stock exercisable within 60 days of June 1, 2014.
(10)	Includes the right to acquire 214,671 shares of Parent common stock, represented by options to purchase 214,671 shares of Parent common stock exercisable within 60 days of June 1, 2014.
(11)	Includes the right to acquire 225,000 shares of Parent common stock, represented by options to purchase 225,000 shares of Parent common stock exercisable within 60 days of June 1, 2014.
(12)	Includes the right to acquire 1,994,306 shares of Parent common stock, represented by options to purchase 1,994,306 shares of Parent common stock exercisable within 60 days of June 1, 2014.
(13)	Includes the right to acquire 113,699 shares of Parent common stock, represented by options to purchase 113,699 shares of Parent common stock exercisable within 60 days of June 1, 2014.
(14)	Includes shares that remained subject to vesting as of June 1, 2014. Also, includes the right to acquire 8,788,985 shares, represented by options to purchase 8,788,985 shares exercisable within 60 days of June 1, 2014.

Arrangements that May Result in a Change in Control

The Company is not aware of any arrangements that may result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Substantially all of Parent’s outstanding common stock is held by Blue Holdings I, L.P., an investment fund that is owned in its entirety by funds affiliated with the Sponsors and related entities. Blue Holdings GP, LLC is the general partner of Blue Holdings I, L.P. Funds affiliated with the Sponsors and related entities own controlling equity interests in Blue Holdings GP, LLC. The following provides a summary of material transactions and relationships that involve the Company, management, the Sponsors and entities affiliated with the Sponsors, Blue Sub, Parent, Blue Holdings I, L.P., Blue Holdings GP, LLC and Blue Holdings GP, LLC.

Transactions with the Sponsors

Monitoring Agreement

On March 8, 2011, in connection with the Merger, entities affiliated with the Sponsors and an entity affiliated with AlpInvest Partners (the “AlpInvest Manager,” together with the affiliates of the Sponsors, collectively, the “Managers”) entered into a monitoring agreement (the “Monitoring Agreement”) with the Company, Parent and Blue Holdings I, L.P., pursuant to which the Managers provide management, consulting, financial and other advisory services to the Company and to its divisions, subsidiaries, parent entities and controlled affiliates. Pursuant to the Monitoring Agreement, the Managers, other than the AlpInvest Manager, are entitled to receive an aggregate annual advisory fee to be allocated among the Sponsors in accordance with their respective equity holdings in Blue Holdings I, L.P. in an amount equal to the greater of (i) $6.5 million and (ii) 1.00% of the Company’s “Adjusted EBITDA” (as defined in the Senior Notes Indenture) less an annual advisory fee of approximately $0.25 million paid to the AlpInvest Manager. For fiscal 2014, fiscal 2013, fiscal 2012, the total expense for the Monitoring Agreement was $6.6 million, $6.7 million, and $6.5 million, respectively. As of April 27, 2014, there was a payable of $1.6 million due to the Managers related to the Monitoring Agreement, which amount is included in accounts payable and accrued expenses in our consolidated financial statements in this Annual Report on Form 10-K.

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

Sale of Consumer Products Business

In February 2014, following the sale of the Consumer Products Business, the Company paid a total of $15.0 million to the Sponsors for transaction related fees, which included $8.9 million to KKR, $4.2 million to Vestar, $1.6 million to Centerview and $0.3 million to the AlpInvest Manager. The Company also paid an advisory fee of $9.4 million to Centerview Partners LLC, an affiliate of Centerview.

Pittsburgh Office Space Lease

On July 31, 2012, the Company assigned its Right Of First Refusal (“ROFR”) with respect to its leased administrative space in Pittsburgh, Pennsylvania (“Pittsburgh Office Space”) and the related Landlord Partnership Interests to an affiliate of KKR. On November 20, 2012, a KKR affiliate purchased 89% of the Landlord Partnership Interests, and made a payment of $0.4 million to the Company in consideration of the prior assignment of the ROFR. As a result, the KKR affiliate is the beneficiary of future lease payments made by the Company through the remaining term of the lease. For the fiscal year ended April 27, 2014, the Company paid approximately $2.8 million of rent to the KKR affiliate. For the period from November 20, 2012 to April 28, 2013, the Company paid approximately $1.2 million of rent to the KKR affiliate.

Natural Balance Acquisition

The Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance Acquisition during fiscal 2014.

Indemnification Agreement

On March 8, 2011, DMFC, Parent, Blue Holdings I, L.P. and Blue Holdings GP, LLC, entered into an indemnification agreement with the Managers. This indemnification agreement contains customary exculpation and indemnification provisions in favor of the Managers and their affiliates.

Financing Arrangements

In February 2014, the Company paid $0.4 million to KKR Capital Markets LLC, an affiliate of KKR (“KCM”), for services in connection with entering into an amendment to the Senior Secured Term Loan Credit Agreement and refinancing the Senior Secured Asset-Based Revolving Credit Agreement.

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

Our current Board of Directors consists of ten members, all of whom were nominated pursuant the LLC Agreement described above. Under the terms of that agreement, affiliates of each of KKR and Vestar have the right to designate three managers of Blue Holdings GP, LLC, affiliates of Centerview have the right to designate two managers of Blue Holdings GP, LLC and affiliates of AlpInvest Partners have the right to designate one manager of Blue Holdings GP, LLC. The LLC Agreement further provides that the members of the LLC will seek to ensure, to the extent permitted by law, that each of the members of Blue Holdings GP, LLC also are members of the board of directors of Parent and of the Company. Under the LLC Agreement, some actions by Parent and the Company require approval by a super majority of the board of Blue Holdings GP, LLC, while others require unanimous approval.

Due to their affiliations with these funds, all of the Company’s current members of the Board, with the exception of the Company’s CEO and Messrs Khosla and Callahan, are considered “affiliates” of the Company. In addition, with the exception of the Company’s CEO and Messrs Khosla and Callahan, all of the members of the Company’s current Board could be deemed to have an indirect interest in the Monitoring Agreement.

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

Independence of the Board of Directors

Though not formally considered by our Board given that our securities are not traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange, none of our directors other than Messrs. Khosla and Callahan can be considered independent. Mr. West cannot be considered independent because he is an employee of the Company. The other directors other than Messrs Khosla and Callahan cannot be considered independent because they are employees of or affiliated with the Managers, as described above under the heading “—Transactions with the Sponsors — Monitoring Agreement.”

Item 14.	Principal Accounting Fees and Services

With respect to fiscal 2014 and fiscal 2013, the aggregate fees billed by KPMG LLP to us were as follows:

		Fiscal 2014		Fiscal 2013
Audit Fees (1)	$	2,153,720	$	1,066,475
Audit Related Fees (2)		138,000		138,000
Tax Fees (3)		30,380		19,477
All Other Fees (4)		-		355,000

(1)	For each of fiscal 2014 and fiscal 2013, reflects aggregate fees billed by KPMG LLP for the audit of the Company’s consolidated financial statements for such fiscal year and for the audit of Parent. Also reflects for both fiscal 2014 and fiscal 2013, aggregate fees billed for the review of the Company’s interim condensed consolidated financial statements and for the statutory audits of certain of the Company’s foreign subsidiaries (includes fees prior to the sale of the Consumer Products Business). For fiscal 2014, the fee also included amounts related to the sale of the Consumer Products Business.
(2)	For each of fiscal 2014 and fiscal 2013, reflects aggregate fees billed by KPMG LLP for services related to employee benefit plan audits as well as fees related to agreed upon procedures in connection with one of the Company’s supply agreements (includes fees prior to the sale of the Consumer Products Business).
(3)	For each of fiscal 2014 and fiscal 2013, reflects the aggregate fees billed by KPMG LLP for tax compliance. Such services generally involved assistance in preparing, reviewing or filing various tax-related filings required in foreign jurisdictions and did not involve tax planning assistance (includes fees prior to the sale of the Consumer Products Business).
(4)	For fiscal 2013, this fee includes the due diligence related to the acquisition of Natural Balance Pet Foods, Inc.

The Audit Committee determined that the non-audit services provided by KPMG LLP during fiscal 2014 were compatible with maintaining the independence of KPMG LLP.

Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, as well as setting the fees and overseeing the work of, the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has adopted policies and procedures for the approval in advance, or “pre-approval,” of audit and non-audit services rendered by our independent auditor, KPMG LLP. All services provided by KPMG LLP during fiscal 2014, as described above, were approved by the Audit Committee of the Company in advance of KPMG LLP providing such services.

PART IV

Item  15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements

(i) The following financial statements of Big Heart Pet Brands and subsidiaries are included in Item 8:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets— April 27, 2014 and April 28, 2013

Consolidated Statements of Operations—for fiscal year ended April 27, 2014, April 28, 2013, and April 29, 2012

Consolidated Statements of Comprehensive Income (Loss)—for fiscal year ended April 27, 2014, April 28, 2013, and April 29, 2012

Consolidated Statements of Stockholder’s Equity—for fiscal year ended April 27, 2014, April 28, 2013, and April 29, 2012

Consolidated Statements of Cash Flows—for fiscal year ended April 27, 2014, April 28, 2013, and April 29, 2012

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

BIG HEART PET BRANDS

By:	/S/ DAVID J. WEST
David J. West
President and Chief Executive Officer; Director

By:	/S/ LARRY E. BODNER
Larry E. Bodner
Executive Vice President, Chief Financial Officer and Treasurer

Date:	July 3, 2014

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

Signature	Title	Date
/S/ DAVID J. WEST David J. West	President and Chief Executive Officer; Director	July 3, 2014

/S/ LARRY E. BODNER Larry E. Bodner	Executive Vice President, Chief Financial Officer and Treasurer	July 3, 2014

/S/ JULIE G. RUEHL Julie G. Ruehl	Vice President and Chief Accounting Officer	July 3, 2014

/S/ MAX V. ALPER Max V. Alper	Director	July 3, 2014

/S/ SIMON E. BROWN Simon E. Brown	Director	July 3, 2014

/S/ WAYNE CALLAHAN Wayne Callahan	Director	July 3, 2014

/S/ RICHARD DUNNE Richard Dunne	Director	July 3, 2014

/S/ DAVID M. HOOPER David M. Hooper	Director	July 3, 2014

/S/ SANJAY KHOSLA Sanjay Khosla	Director	July 3, 2014

/S/ JAMES M. KILTS James M. Kilts	Chairman of the Board	July 3, 2014

/S/ KEVIN A. MUNDT Kevin A. Mundt	Director	July 3, 2014

/S/ DANIEL S. O’CONNELL Daniel S. O’Connell	Director	July 3, 2014

EXHIBIT INDEX

Agreements included as exhibits to this Annual Report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Big Heart Pet Brands (including its consolidated subsidiaries) (“BHPB”) or the other parties to the agreements. Where an agreement contains representations and warranties by any party, those representations and warranties have been made solely for the benefit of the other parties to the agreement or express third-party beneficiaries as explicitly set forth in the agreement. Any such representations and warranties:

•	should not be treated as categorical statements of fact, but rather as an allocation of risk;

•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and may be subject to more recent developments.

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit		Incorporated by Reference
Number	Description	Filer	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated November 24, 2010, by and among Blue Acquisition Group, Inc., a Delaware corporation, Blue Merger Sub Inc., a Delaware corporation, and Del Monte Foods Company, a Delaware corporation	DMFC	8-K	2.1	November 30, 2010

2.2	Purchase Agreement among Del Monte Corporation, Del Monte Foods Consumer Products, Inc. and, solely for the purposes of Section 11.20 herein, Del Monte Pacific Limited dated as of October 9, 2013	DMC	10-Q	10.3	December 9, 2013

3.1	Certificate of Incorporation of Del Monte Corporation	DMC	8-K	3.2	April 26, 2011

3.2	Certificate of Amendment filed with the Delaware Secretary of State on February 18, 2014.	BHPB	8-K	3.1	February 19, 2014

3.3	By-laws of the Company, as amended on February 18, 2014	BHPB	8-K	3.2	February 19, 2014

4.1	Indenture, dated of February 16, 2011, among Blue Merger Sub Inc. and The Bank of New York Mellon Trust Company, N.A., as supplemented by the Supplemental Indenture, dated as of March 8, 2011, among Del Monte Foods Company, Del Monte Corporation and the Bank of New York Mellon Trust Company, N.A.	DMFC	8-K	10.10	March 10, 2011

4.2	Second Supplemental Indenture, dated April 26, 2011, among Del Monte Foods Company, Del Monte Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.625% Senior Notes due 2019	DMC	8-K	10.1	April 26, 2011

4.3	Third Supplemental Indenture, dated June 22, 2011, among Del Monte Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.625% Senior Notes due 2019	DMC	10-K	4.3	July 15, 2011

4.4	Registration Rights Agreement, dated as of February 16, 2011, among Blue Merger Sub Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC, KKR Capital Markets LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Mizuho Securities USA Inc., as supplemented by the Joinder Agreement, dated as of March 8, 2011, among Del Monte Foods Company and Del Monte Corporation	DMFC	8-K	10.11	March 10, 2011

4.5	Form of 7.625% Senior Notes due 2019 (included as Exhibit 1 to Annex 1 in Exhibit 4.1)	DMFC	8-K	10.1	March 10, 2011

10.1	Office Lease dated December 31, 2003, between Continental/North Shore II, L.P. (Landlord) and Del Monte Corporation (Tenant) (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.2	March 9, 2004

10.2	Office Lease Agreement between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, dated October 27, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	October 30, 2009

10.3	First Amendment to Office Lease, dated January 21, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.2	March 4, 2011

10.4	Second Amendment to Office Lease, dated February 1, 2011, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP	DMFC	10-Q	10.3	March 4, 2011

10.5	Third Amendment to Office Lease, dated June 26, 2013, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, (confidential treatment has been requested as to portions of the Exhibit)	DMC	10-Q	10.1	December 9, 2013

10.6	Fourth Amendment to Office Lease, dated September 17, 2013, between Del Monte Corporation and PPF OFF ONE MARITIME PLAZA, LP, (confidential treatment has been requested as to portions of the Exhibit)	DMC	10-Q	10.2	December 9, 2013

10.7	Transition Services Agreement, dated as of February 18, 2014, by and between Del Monte Corporation, Del Monte Foods, Inc. and Del Monte Pacific Limited	BHPB	8-K	10.2	February 19, 2014

10.8	Transitional Trademark License Agreement, dated as of February 18, 2014, by and between Del Monte Foods, Inc. and Del Monte Corporation	BHPB	8-K	10.3	February 19, 2014

10.9	Supply Agreement, dated as of February 2, 2011, between Silgan Containers LLC and Del Monte Corporation (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	February 4, 2011

10.10	Amended and Restated Supply Agreement between Impress Group, B.V. and Del Monte Corporation, dated January 23, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	January 28, 2008

10.11	Bifurcation and Partial Assignment and Assumption Agreement among Del Monte Corporation, Impress Group, B.V. and Starkist Co. effective as of October 6, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.2	October 9, 2008

10.12	Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC effective as of November 4, 2008 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	8-K	10.1	November 6, 2008

10.13	First Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated May 4, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.15	March 4, 2011

10.14	Second Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated September 22, 2009 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.16	March 4, 2011

10.15	Third Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated January 26, 2010	DMFC	10-Q	10.17	March 4, 2011

10.16	Fourth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated August 11, 2010 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.18	March 4, 2011

10.17	Fifth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated February 10, 2011 (confidential treatment has been granted as to portions of the Exhibit)	DMFC	10-Q	10.19	March 4, 2011

10.18	Sixth Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated January 6, 2012 (confidential treatment has been granted as to portions of the Exhibit)	DMC	10-Q	10.1	March 13, 2012

10.19	Seventh Amendment to the Restated Del Monte Foods Retail Brokerage Agreement between Del Monte Corporation and Advantage Sales and Marketing LLC, dated February 15, 2013 (confidential treatment has been granted as to portions of the Exhibit)	DMC	10-Q	10.6	March 9, 2013

10.20	Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other Agents named therein	DMFC	8-K	10.1	March 10, 2011

10.21	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Corporation, the lending institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	DMC	8-K	10.1	February 5, 2013

10.22	Assumption Agreement, dated as of April 26, 2011, among Del Monte Corporation and JPMorgan Chase Bank, N.A., relating to the Term Loan Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein	DMC	8-K	10.2	April 26, 2011

10.23	Amendment No. 2, dated as of February 24, 2014, to the Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., the Company, the lending institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	BHPB	8-K	10.1	February 27, 2014

10.24	Credit Agreement, dated as of March 6, 2014, among Blue Acquisition Group, Inc., Big Heart Pet Brands, Natural Balance Pet Foods, Inc., the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and Collateral Agent, and the other Agents named therein	BHPB	8-K	10.1	March 7, 2014

10.25	Guarantee, dated as of March 8, 2011, by Blue Acquisition Group, Inc., Del Monte Corporation, and each of the other entities from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.2	March 10, 2011

10.26	Security Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Blue Acquisition Group, Inc., each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, and JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.3	March 10, 2011

10.27	Pledge Agreement, dated as of March 8, 2011, among Del Monte Foods Company, each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, Blue Acquisition Group, Inc., and JPMorgan Chase Bank, N.A., as Collateral Agent	DMFC	8-K	10.4	March 10, 2011

10.28	Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the other Borrowers from time to time parties thereto, the Lender Parties from time to time parties thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the other Agents named therein, as supplemented by the Credit Party Joinder Agreement, among Del Monte Corporation and Bank of America, N.A., dated as of March 9, 2011	DMFC	8-K	10.5	March 10, 2011

10.29	Assumption Agreement, dated as of April 26, 2011, among Del Monte Corporation and Bank of America, N.A., relating to the Asset-Based Revolving Credit Agreement, dated as of March 8, 2011, among Blue Acquisition Group, Inc., Del Monte Foods Company, the lenders from time to time parties thereto, Bank of America, N.A., as administrative agent and collateral agent, and the other agents named therein and as supplemented by the Joinder Agreement, among Del Monte Corporation and Bank of America, N.A., dated as of March 9, 2011	DMC	8-K	10.3	April 26, 2011

10.30	Guarantee, dated as of March 8, 2011, by Blue Acquisition Group, Inc., Del Monte Corporation, and each of the other entities from time to time party thereto, in favor of Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.6	March 10, 2011

10.31	Security Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Blue Acquisition Group, Inc., each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, and Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.7	March 10, 2011

10.32	Pledge Agreement, dated as of March 8, 2011, among Del Monte Foods Company, each of the Subsidiaries of Del Monte Foods Company from time to time party thereto, Blue Acquisition Group, Inc., and Bank of America, N.A., as Collateral Agent	DMFC	8-K	10.8	March 10, 2011

10.33	Purchase Agreement, dated as of February 1, 2011, among Blue Merger Sub Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated as representatives of the other initial purchasers party thereto, as supplemented by the Joinder Agreement, dated as of March 8, 2011, among Del Monte Foods Company, Del Monte Corporation and Merrill Lynch, Pierce, Fenner & Smith and Morgan Stanley & Co. Incorporated as representatives of the other initial purchasers party thereto	DMFC	8-K	10.9	March 10, 2011

10.34	Monitoring Agreement, dated as of March 8, 2011, among Del Monte Corporation, Blue Acquisition Group, Inc., Blue Holdings I, L.P., Kohlberg Kravis Roberts & Co. L.P., Vestar Capital Partners, Centerview Partners Management LLC and AlpInvest Partners Inc.	DMFC	8-K	10.15	March 10, 2011

10.35	Indemnification Agreement, dated as of March 8, 2011, among Blue Holdings I, L.P., Blue Holdings GP, LLC, Blue Acquisition Group, Inc., Del Monte Foods Company, Kohlberg Kravis Roberts & Co. L.P., Vestar Managers V Ltd., Centerview Partners Management LLC and AlpInvest Partners Inc.	DMFC	8-K	10.16	March 10, 2011

10.36**	2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc. and its Affiliates	DMC	10-K	10.37	July 15, 2011

10.37**	Form of Management Stockholder Agreement entered into as of March 8, 2011 among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder - Executive Vice Presidents	DMC	10-K	10.38	July 15, 2011

10.38**	Amendment to Form of Management Stockholder Agreement among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and each specified management stockholder - Executive Vice Presidents	DMC	10-Q	10.2	December 12, 2011

10.39**	Form of Option Rollover Agreement dated on or prior to February 11, 2011 between Blue Acquisition Group, Inc. and each specified management stockholder, accepted by Blue Acquisition Group, Inc. March 8, 2011	DMC	10-K	10.39	July 15, 2011

10.40**	Form of Stock Option Agreement dated as of March 8, 2011 by and between Blue Acquisition Group, Inc. and each specified employee - Executives with Employment Agreements	DMC	10-K	10.40	July 15, 2011

10.41**	Amendment to Form of Stock Option Agreement by and between Blue Acquisition Group, Inc. and each specified employee - Executives with Employment Agreements	DMC	10-Q	10.3	December 12, 2011

10.42**	Form of Sale Participation Agreement with Blue Holdings I, L.P. dated March 8, 2011	DMC	10-K	10.41	July 15, 2011

10.43**	Del Monte Corporation Annual Incentive Plan, as adopted September 8, 2011	DMC	8-K	10.1	September 13, 2011

10.44**	Del Monte Corporation Supplemental Executive Retirement Plan (Fourth Restatement), as amended and restated effective January 1, 2009	DMFC	10-Q	10.4	March 4, 2009

10.45**	Del Monte Corporation Additional Benefits Plan, as amended and restated effective January 1, 2009	DMFC	10-Q	10.2	March 4, 2009

10.46**	Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed as of November 11, 2004	DMFC	8-K	10.3	November 17, 2004

10.47**	First Amendment to Employment Agreement by and between Del Monte Corporation and Nils Lommerin, executed August 8, 2007	DMFC	10-Q	10.3	September 6, 2007

10.48**	Second Amendment to Employment Agreement, by and between Del Monte Corporation and Nils Lommerin, dated November 24, 2010	DMFC	10-Q	10.4	March 4, 2011

10.49**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and Nils Lommerin, dated December 20, 2010	DMFC	10-Q	10.12	March 4, 2011

*10.50**	Letter Agreement, dated as of October 18, 2013, between Del Monte Corporation and Nils Lommerin	DMC	10-Q	10.4	December 9, 2013

10.51**	Employment Agreement, dated as of March 8, 2011, between Del Monte Corporation and Larry E. Bodner	DMFC	8-K	10.18	March 10, 2011

10.52**	Letter Agreement regarding Make-Whole Payments between Del Monte Foods Company and Larry E. Bodner, dated December 20, 2010	DMFC	10-Q	10.14	March 4, 2011

10.53**	Bonus Letter Agreement between Larry E. Bodner and Blue Acquisition Group, Inc., dated January 10, 2011	DMC	10-K	10.79	July 15, 2011

10.54**	Employment Agreement, dated May 13, 2011, among Del Monte Corporation, Blue Acquisition Group, Inc. and David J. West	DMC	8-K	10.1	May 19, 2011

10.55**	Management Stockholder’s Agreement entered into as of June 17, 2011 among Blue Acquisition Group, Inc., Blue Holdings I, L.P. and David West	DMC	10-K	10.82	July 15, 2011

10.56**	Restricted Stock Award Agreement made effective as of June 17, 2011 among Blue Acquisition Group, Inc. and David West	DMC	10-K	10.83	July 15, 2011

10.57**	Form of Stock Option Agreement dated as of June 17, 2011 by and between Blue Acquisition Group, Inc. and Chief Executive Officer	DMC	10-K	10.84	July 15, 2011

10.58**	2013 Amendment to Form of Stock Option Agreement	DMC	10-Q	10.2	March 11, 2013

10.59**	Sale Participation Agreement dated June 17, 2011 between Blue Holdings I, L.P. and David West	DMC	10-K	10.85	July 15, 2011

10.60**	Executive Severance Plan, as amended July 23, 2009	DMFC	10-Q	10.2	September 9, 2009

10.61**	Amendment Number One to the Del Monte Corporation Executive Severance Plan, dated November 24, 2010	DMFC	10-Q	10.7	March 4, 2011

10.62**	Executive Perquisite Plan, as amended and restated effective July 1, 2008	DMFC	10-K	10.74	June 25, 2008

10.63**	Employment Agreement, dated October 24, 2011, among Del Monte Corporation and M. Carl Johnson III	DMC	10-K	10.65	June 29, 2012

10.64**	Independent Director Compensation Plan, dated October 25, 2013	DMC	10-Q	10.5	December 9, 2013

*10.65**	Letter Agreement dated January 14, 2013, between the Company and Asad Husain

*10.66**	Letter Agreement dated February 14, 2014 between the Company and Asad Husain

*10.67**	Letter Agreement dated June 3, 2013, between the Company and Giannella Alvarez

*10.68**	Bonus Agreement dated June 3, 2013, between the Company and Giannella Alvarez

*10.69**	Severance Agreement between the Company and Giannella Alvarez, dated December 16, 2013

*21	Subsidiaries of Big Heart Pet Brands

*24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
**	Indicates a management contract or compensatory plan or arrangement