Form 10-Q
period 2014-07-27
BIG HEART PET BRANDS
filed 2014-09-09
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2014

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on September 5, 2014 was 10.

BIG HEART PET BRANDS

For the Three Months Ended July 27, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	July 27, 2014	April 27, 2014
	(unaudited)	(derived from audited financial statements) See Note 1
ASSETS
Cash and cash equivalents	$57.2	$112.8
Trade accounts receivable, net of allowance	131.9	127.2
Inventories, net	240.8	227.5
Prepaid expenses and other current assets	152.0	164.3

Total current assets	581.9	631.8
Property, plant and equipment, net	374.7	375.4
Goodwill	2,113.4	2,113.4
Intangible assets, net	2,143.4	2,155.2
Other assets, net	88.5	87.8

Total assets	$5,301.9	$5,363.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable and accrued expenses	$321.5	$367.8
Current portion of long-term debt	17.3	17.3

Total current liabilities	338.8	385.1
Long-term debt, net of discount	2,598.6	2,603.0
Deferred tax liabilities	780.9	792.1
Other non-current liabilities	91.5	95.3

Total liabilities	3,809.8	3,875.5

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	—	—
Additional paid-in capital	1,592.0	1,589.6
Accumulated other comprehensive income (loss)	(1.3)	8.4
Retained earnings (accumulated deficit)	(98.6)	(109.9)

Total stockholder’s equity	1,492.1	1,488.1

Total liabilities and stockholder’s equity	$5,301.9	$5,363.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in millions)

	Three Months Ended
	July 27, 2014	July 28, 2013
Net sales	$529.7	$481.0
Cost of products sold	342.0	302.1

Gross profit	187.7	178.9
Selling, general and administrative expense	132.0	112.7

Operating income	55.7	66.2
Interest expense	35.2	59.6
Other (income) expense, net	2.7	(8.4)

Income from continuing operations before income taxes	17.8	15.0
Provision for income taxes	6.6	8.4

Income from continuing operations	11.2	6.6
Income (loss) from discontinued operations before income taxes	(4.9)	19.5
Provision (benefit) for income taxes	(5.0)	6.2

Income from discontinued operations	0.1	13.3

Net income	$11.3	$19.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in millions)

	Three Months Ended
	July 27, 2014	July 28, 2013
Net income	$11.3	$19.9

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(0.1)
Pension and other postretirement benefits adjustments:
Prior service (cost) credit arising during the period, net of tax	0.2	(0.2)
Gain (loss) on cash flow hedging instruments, net of tax	(9.9)	1.1

Total other comprehensive income (loss)	(9.7)	0.8

Comprehensive income	$1.6	$20.7

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Three Months Ended
	July 27, 2014	July 28, 2013
Operating activities:
Net income	$11.3	$19.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24.1	35.5
Deferred taxes	(5.4)	13.5
Write off of debt issuance costs	—	1.7
Loss on asset disposals	0.1	0.6
Stock compensation expense	2.4	3.0
Unrealized (gain) loss on derivative financial instruments	3.4	(16.9)
Other items, net	3.9	—
Changes in operating assets and liabilities	(72.1)	(111.1)

Net cash used in operating activities	(32.3)	(53.8)

Investing activities:
Capital expenditures	(16.1)	(28.4)
Cash used in business acquisition, net of cash acquired	—	(337.5)
Investments in equity method investees	(2.5)	(14.6)

Net cash used in investing activities	(18.6)	(380.5)

Financing activities:
Proceeds from short-term borrowings	—	2.2
Payments on short-term borrowings	—	(3.2)
Principal payments on long-term debt	(4.3)	(74.5)
Payments of debt related costs	(0.2)	—

Net cash used in financing activities	(4.5)	(75.5)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.7
Net change in cash and cash equivalents	(55.6)	(509.1)
Cash and cash equivalents at beginning of period	112.8	594.2

Cash and cash equivalents at end of period	$57.2	$85.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

Note 1. Business and Basis of Presentation

On March 8, 2011, Del Monte Foods Company (“DMFC”) was acquired by an investor group led by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”), Vestar Capital Partners (“Vestar”) and Centerview Capital, L.P. (“Centerview,” and together with KKR and Vestar, the “Sponsors”). The acquisition (also referred to as the “Merger”) was effected by the merger of Blue Merger Sub Inc. (“Blue Sub”) with and into DMFC, with DMFC being the surviving corporation. As a result of the Merger, DMFC became a wholly-owned subsidiary of Blue Acquisition Group, Inc. (“Parent”). Del Monte Corporation (“DMC,” together with its consolidated subsidiaries, “Del Monte”) was a direct, wholly-owned subsidiary of DMFC. On April 26, 2011, DMFC merged with and into DMC, with DMC being the surviving corporation. In connection with the sale of the Consumer Products Business (see Note 1 of the 2014 Annual Report (defined below)) on February 18, 2014, DMC changed its name to Big Heart Pet Brands (together with its consolidated subsidiaries, “Big Heart Pet” or the “Company”).

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended July 27, 2014 and July 28, 2013 each reflect periods that contain 13 weeks.

Big Heart Pet Brands is the largest U.S. standalone producer, distributor and marketer of premium quality, branded pet food and pet snacks. The Company’s pet food and pet snacks brands include well-known household brands such as Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names. The Company has one operating segment: Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

The accompanying unaudited condensed consolidated financial statements as of July 27, 2014 and for the three months ended July 27, 2014 and July 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K (“2014 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three months ended July 27, 2014 are not necessarily indicative of the results expected for the fiscal year ending May 3, 2015 (“fiscal 2015”). The Company’s income from continuing operations and income from discontinued operations for the three months ended July 27, 2014 were increased by $2.7 million and $2.6 million, respectively, as a result of adjustments related to prior periods that were not deemed material to prior year results or to expected results for fiscal 2015.

The results of the former Consumer Products Business have been reported as discontinued operations for all periods presented. Expenses allocated to discontinued operations are limited to selling, administrative and distribution expenses that were directly attributable to the Consumer Products Business in accordance with the terms of the purchase agreement. Consequently, certain expenses that have historically been allocated to the Consumer Products segment are not included in discontinued operations. The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Condensed Consolidated Statements of Cash Flows for all periods presented. Cash flows are not comparable year over year due to the sale of the Consumer Products Business.

As of July 27, 2014, the Company had recorded a gross receivable of $16.3 million for the working capital adjustment related to the sale of the Consumer Products Business. In June 2014, the Company received a Notice of Disagreement from the Acquiror disputing the $16.3 million working capital adjustment presented by the Company as well as the incremental preliminary working capital adjustment of approximately $110 million paid by the Acquiror at closing on February 18, 2014. The Company believes that the working capital adjustment presented to the Acquiror is appropriate, is in accordance with the terms of the purchase agreement and plans to vigorously defend its position. However, the Company cannot currently predict the ultimate outcome of this dispute.

Net sales from discontinued operations were $0.0 million and $342.9 million for the three months ended July 27, 2014 and July 28, 2013, respectively. Income (loss) from discontinued operations before income taxes was $(4.9) million and $19.5 million for the three months ended July 27, 2014 and July 28, 2013, respectively.

All subsequent footnote disclosures represent continuing operations.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

Note 2. Supplemental Financial Statement Information

	July 27, 2014	April 27, 2014
	(in millions)
Trade accounts receivable, net of allowance:
Trade	$131.9	$127.2
Allowance for doubtful accounts	—	—

Total	$131.9	$127.2

Inventories, net:
Finished products	$203.8	$191.5
Raw materials and in-process materials	25.6	24.5
Packaging materials and other	11.4	11.5

Total	$240.8	$227.5

Prepaid expenses and other current assets:
Prepaid expenses	$83.7	$93.4
Other current assets	68.3	70.9

Total	$152.0	$164.3

Property, plant and equipment, net:
Land and land improvements	$12.4	$12.4
Buildings and leasehold improvements	125.2	123.3
Machinery and equipment	263.1	256.8
Computers and software	60.7	58.8
Construction in progress	34.0	35.8

	495.4	487.1
Accumulated depreciation	(120.7)	(111.7)

Total	$374.7	$375.4

Accounts payable and accrued expenses:
Accounts payable-trade	$146.8	$175.9
Marketing, advertising and trade promotion	60.5	67.6
Accrued benefits, payroll and related costs	26.2	37.3
Accrued interest	38.3	21.2
Current portion of pension liability	8.5	8.5
Other current liabilities	41.2	57.3

Total	$321.5	$367.8

Other non-current liabilities:
Accrued postretirement benefits	$28.6	$29.8
Pension liability	19.2	17.1
Other non-current liabilities	43.7	48.4

Total	$91.5	$95.3

Accumulated other comprehensive income (loss):
Pension and other postretirement benefits adjustments, net of tax	$6.2	$6.0
Income (loss) on cash flow hedging instruments, net of tax	(7.5)	2.4

Total accumulated other comprehensive income (loss)	$(1.3)	$8.4

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

Note 3. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	July 27, 2014	April 27, 2014
Goodwill	$2,113.4	$2,113.4

Non-amortizable intangible assets:
Trademarks	$1,389.9	$1,389.9

Amortizable intangible assets:
Trademarks	39.3	39.3
Customer relationships	852.7	852.7

	892.0	892.0
Accumulated amortization	(138.5)	(126.7)

Amortizable intangible assets, net	753.5	765.3

Total intangible assets, net	$2,143.4	$2,155.2

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended
	July 27, 2014	July 28, 2013
Amortization expense	$11.8	$9.8

As of July 27, 2014, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2015 (remainder)	$35.5
2016	47.1
2017	46.7
2018	46.7
2019	46.7
2020 and thereafter	530.8

Note 4. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as forward foreign currency contracts, to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation, and foreign currency exchange rates and other input price exposures. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure to any one party.

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument for which the change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of July 27, 2014, the Company had both cash flow and economic hedges.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

Interest Rates: The Company’s debt primarily consists of floating rate term loans and fixed rate notes. The Company maintains its floating rate revolver for flexibility and for other general corporate purposes. Interest expense on the Company’s floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

The Company from time to time manages a portion of its interest rate risk related to floating rate debt by entering into interest rate swaps in which the Company receives floating rate payments and makes fixed rate payments. Swaps are recorded as an asset or liability in the Condensed Consolidated Balance Sheets at fair value. The Company currently accounts for these interest rate swaps as economic hedges and gains and losses are recorded directly in earnings.

As of July 27, 2014, the following economic hedge swaps were outstanding:

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

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption and option contracts, as deemed appropriate; to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 24 months. The Company accounts for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense.

The table below presents the notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	July 27, 2014	April 27, 2014
Commodity contracts	$188.6	$124.8

Foreign Currency: From time to time, the Company manages its exposure to fluctuations in foreign currency exchange rates by entering into forward contracts to cover a portion of its projected expenditures paid in local currency. These contracts may have a term of up to 24 months. The Company accounts for these contracts as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense.

The table below presents foreign currency derivative contracts as of the dates indicated (in millions). As of April 27, 2014, the Company did not have any outstanding foreign currency hedges because the Company did not believe it was in its best interest at the time. All of the foreign currency derivative contracts held on July 27, 2014 are scheduled to mature prior to the end of fiscal 2016.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

	July 27, 2014	April 27, 2014
Contract amount	$17.4	$—

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of July 27, 2014 was as follows (in millions):

Derivatives in cash flow hedging relationships	Asset derivatives			Liability derivatives
	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$3.8	(2)
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	25.0	(2)
Commodity and other contracts	Prepaid expenses and other current assets	4.2	(1)	Accounts payable and accrued expenses	12.4	(3)
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.2		Accounts payable and accrued expenses	—

Total		$4.4			$41.2

(1)	Includes $1.6 million of commodity contracts (asset derivatives) designated as economic hedges.
(2)	Represents liability derivatives designated as economic hedges.
(3)	Includes $0.2 million of commodity contracts (liability derivatives) designated as economic hedges.

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of April 27, 2014 was as follows (in millions):

Derivatives in cash flow hedging relationships	Asset derivatives			Liability derivatives
	Balance Sheet location	Fair value		Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$—		Other non-current liabilities	$9.8	(2)
Interest rate contracts	Prepaid expenses and other current assets	—		Accounts payable and accrued expenses	25.4	(2)
Commodity and other contracts	Prepaid expenses and other current assets	9.4	(1)	Accounts payable and accrued expenses	—

Total		$9.4			$35.2

(1)	Includes $1.8 million of commodity contracts (asset derivatives) designated as economic hedges.
(2)	Represents liability derivatives designated as economic hedges.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

The effect of the Company’s economic hedges on other (income) expense, net in the Condensed Consolidated Statements of Income for the periods indicated below was as follows (in millions):

	Three Months Ended
	July 27, 2014	July 28, 2013
Interest rate contracts	$—	$(1.9)
Commodity and other contracts	0.5	(6.6)

Included in other (income) expense, net	$0.5	$(8.5)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Income for the three months ended July 27, 2014 was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI	Location of (gain) loss reclassified from AOCI	(Gain) loss reclassified from AOCI into income	Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Commodity and other contracts	$15.8	Cost of products sold	$0.4	Other (income) expense, net	$2.4
Foreign currency exchange contracts	(0.1)	Cost of products sold	0.1	Other (income) expense, net	—

Total	$15.7		$0.5		$2.4

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Income for the three months ended July 28, 2013 was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI	Location of (gain) loss reclassified from AOCI	(Gain) loss reclassified from AOCI into income	Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Commodity and other contracts	$—	Cost of products sold	$(0.3)	Other (income) expense, net	$0.3

At July 27, 2014, $8.9 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

Note 5. Fair Value Measurements

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

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

The Company uses interest rate swaps, commodity contracts and forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity prices, diesel fuel prices and foreign exchange rates.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
Description	July 27, 2014	April 27, 2014	July 27, 2014	April 27, 2014	July 27, 2014	April 27, 2014

Assets
Commodity and other contracts	$2.6	$7.5	$1.6	$1.9	$—	$—
Foreign currency exchange contracts	—	—	0.2	—	—	—

Total	2.6	7.5	1.8	1.9	—	—

Liabilities
Interest rate contracts	—	—	28.8	35.2	—	—
Commodity and other contracts	12.1	—	0.3	—	—	—
Contingent consideration	—	—	—	—	3.1	3.1

Total	$12.1	$—	$29.1	$35.2	$3.1	$3.1

The Company’s determination of the fair value of its interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. The Company’s futures and options contracts are traded on regulated exchanges such as the Chicago Board of Trade, Kansas City Board of Trade and the New York Mercantile Exchange. The Company values these contracts based on the daily settlement prices published by the exchanges on which the contracts are traded. The Company’s commodities swap and swaption contracts are traded over-the-counter and are valued based on the Chicago Board of Trade quoted prices for similar instruments in active markets or corroborated by observable market data available from the Energy Information Administration. The Company measures the fair value of foreign currency forward contracts using an income approach based on forward rates (obtained from market quotes for futures contracts with similar terms) less the contract rate multiplied by the notional amount. There were no foreign currency forward contracts outstanding as of April 27, 2014.

The Company has both fixed and floating rate debt. The Company uses Level 2 inputs to estimate the fair value of such debt. As of July 27, 2014, the book value of the Company’s floating rate debt instruments approximates fair value. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

Senior Notes	July 27, 2014	April 27, 2014
Book value	$900.0	$900.0
Fair value	$936.0	$938.3

Fair value for both fixed and floating rate debt was estimated based on quoted market prices from the trading desk of a nationally recognized investment bank. As the Senior Notes are available to investors through certain brokerage firms, and as a result not actively traded, the Company has classified the fair value of this debt as Level 2 of the fair value hierarchy.

The Company has classified contingent consideration as Level 3 in the fair value hierarchy as it is based on unobservable inputs. Significant inputs and assumptions are management’s estimate of net sales using probability weighted estimates and the discount rate used to calculate the present value of the liability. Significant changes in any Level 3 input or assumption would result in increases or decreases to fair value measurements for contingent consideration. See Note 5 of the 2014 Annual Report for additional information.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

Note 6. Retirement Benefits

Periodic Retirement Benefit Cost

The Company sponsors a qualified defined benefit pension plan (“pension benefits” or “pension plan”) and several unfunded defined benefit postretirement plans (“other benefits” or “postretirement plans”) providing certain medical, dental and life insurance benefits to eligible retired, salaried, non-union hourly and union employees. See Note 11 of the 2014 Annual Report for additional information about these plans. The components of net periodic benefit cost for the pension benefits and other benefits for the periods indicated are as follows (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$1.8	$1.8	$—	$—
Interest cost on projected benefit obligation	1.4	1.8	0.4	0.7
Expected return on plan assets	(2.2)	(3.4)	—	—
Net gain amortization	—	—	(0.4)	(0.3)

Net periodic benefit cost	$1.0	$0.2	$—	$0.4

Sale of the Consumer Products Business

Following the sale of the Consumer Products Business, the Company transferred a significant amount of the plan obligations and plan assets for the pension benefits and other benefits, as well as the related components of net periodic benefit costs, for the transferred employees and retirees of the Consumer Products Business to the Acquiror. Plan assets for the pension benefits must be allocated to the Acquiror in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”) Section 4044, which the Company expects to be completed in fiscal 2015.

Note 7. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Income for the periods indicated (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended July 27, 2014	Three Months Ended July 28, 2013
Gain (loss) on cash flow hedges:
Commodity and other contracts	$(0.4)	$0.3	Cost of products sold
Foreign currency exchange contracts	(0.1)	—	Cost of products sold

	(0.5)	0.3	Total before tax

	(0.2)	0.1	Provision (benefit) for income taxes

	$(0.3)	$0.2	Net of tax

Defined benefit plan items[1]:
Amortization of prior service benefits	$(0.3)	$0.4
Amortization of actuarial losses	0.4	(0.3)

	0.1	0.1	Total before tax

	—	—	Provision (benefit) for income taxes

Total reclassifications	$0.1	$0.1	Net of tax

[1]	These accumulated and other comprehensive income (loss) components are included in the computation of net periodic pension and postretirement benefit costs. See Note 6 for additional information.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

Note 8. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2014 Annual Report.

Commercial Litigation Involving the Company

On January 31, 2014, Plaintiff filed a complaint in the Superior Court of California, San Francisco County (Gamez v. Del Monte) alleging violations of various California wage and hour statutes. This lawsuit was transferred to Del Monte Foods, Inc. pursuant to the terms of the purchase agreement. However, liabilities associated with Kingsburg, CA and Terminal Island, CA facilities were retained by the Company. On August 7, 2014, the Court approved to transfer this case to the Superior Court of California, Fresno County. Del Monte Foods, Inc. is maintaining primary defense of the litigation, but any settlement made with the class will likely include the Company. The Company denies these allegations and intends to vigorously defend itself. The Company has accrued an estimated amount to resolve this matter that is not considered material.

On April 19, 2013, Plaintiff filed a complaint on behalf of himself and all other similarly situated employees in Superior Court of California, Alameda County (Montgomery v. Del Monte) alleging, inter alia, failure to provide meal and rest periods and pay wages properly in violation of various California wage and hour statutes. This lawsuit was transferred to Del Monte Foods, Inc. pursuant to the terms of the purchase agreement. However, liabilities associated with Kingsburg, CA and Terminal Island, CA facilities were retained by the Company. Del Monte Foods, Inc. is maintaining primary defense of the litigation, but any settlement made with the class will likely include the Company. The Company denies these allegations and intends to vigorously defend itself. Mediation was held on June 24, 2014. A tentative settlement, pending court approval, was reached. The Company has accrued an estimated amount to resolve this matter that is not considered material, and the Company’s share of the settlement is expected to be covered by the amount accrued.

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri, Miller v. Del Monte (formerly known as Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks certification as a class action, as well as restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed a Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013. The Motion to Stay was granted the same day it was filed. On May 6, 2013, Plaintiff filed an Opposition to Defendant’s Motion to Transfer. The Company filed its Reply in Support of its Motion to Transfer on May 23, 2013. The Court denied the Company’s Motion to Transfer on July 22, 2013. The Company filed its Answer on August 13, 2013 and discovery has commenced. On February 3, 2014, Plaintiff filed a Third Amended Complaint and filed a Fourth Amended Complaint to include an additional named plaintiff on April 22, 2014. The Plaintiffs filed a Fifth Amended Complaint on July 14, 2014 to include an additional Plaintiff and remove Harmon as a named Plaintiff. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

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

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 27, 2014

(unaudited)

Note 9. Related Party Transactions

See Note 17 of the 2014 Annual Report for a description of the Company’s related party transactions. As of July 27, 2014, there was a payable of $1.6 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. As of April 27, 2014, there was a payable of $1.6 million due to the managers related to the monitoring agreement. For each of the three month periods ended July 27, 2014 and July 28, 2013, the Company paid $0.7 million to a KKR affiliate for rent related to a leased administrative space in Pittsburgh, PA. During the three months ended July 28, 2013, the Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance acquisition.

Note 10. Recent Accounting Pronouncement Subsequent to Period End

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new accounting standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This new ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its interim and annual consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of the consolidated financial condition and results of operations of our Company. It should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended April 27, 2014 (the “2014 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in “Part I, Item 1A. Risk Factors” in our 2014 Annual Report and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Corporate Overview

Our Business

Big Heart Pet Brands and its consolidated subsidiaries (“Big Heart Pet” or the “Company”) is the largest U.S. standalone producer, distributor and marketer of premium quality, branded pet food and pet snacks generating approximately $2.2 billion in net sales from continuing operations in fiscal 2014. Our portfolio of brands, with a foundation in dog and cat food and treats, strives to cater to every pet life stage and every family’s budget through the availability and accessibility of our products. Our pet food and pet snack brands include well known household brands such as Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names. Our products are sold nationwide, in all channels serving retail markets, as well as certain export markets.

The results of the Consumer Products Business (see Note 1 of our consolidated financial statements in the 2014 Annual Report) have been reported as discontinued operations for all periods presented. Expenses allocated to discontinued operations are limited to selling, administrative and distribution expenses that were directly attributable to the Consumer Products Business, in accordance with the terms of the purchase agreement. Consequently, certain expenses that have historically been allocated to the Consumer Products segment are not included in discontinued operations. We have combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Condensed Consolidated Statements of Cash Flows in the accompanying financial statements for all periods presented. Cash flows are not comparable year over year due to the sale of the Consumer Products Business.

The discussion below in “Executive Overview” and “Results of Operations” refers to continuing operations only, unless otherwise stated.

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (dollars in millions):

	Three Months Ended
	July 27, 2014	July 28, 2013	Change	% Change	Volume (a)	Rate (b)
Net sales	$529.7	$481.0	$48.7	10.1%	14.1%	(4.0%)
Cost of products sold	342.0	302.1	39.9	13.2%	16.2%	(3.0%)

Gross profit	187.7	178.9	8.8	4.9%
Selling, general and administrative expense (“SG&A”)	132.0	112.7	19.3	17.1%

Operating income	$55.7	$66.2	$(10.5)	(15.9%)

Gross margin	35.4%	37.2%
SG&A as a % of net sales	24.9%	23.4%
Operating income margin	10.5%	13.8%

(a)	This column represents the change, as compared to the prior year period, due to volume. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold, as well as mix. Mix represents the change attributable to shifts in volume across products or channels.

	Three Months Ended		Trailing Twelve Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014
Adjusted EBITDA (as specified in our debt agreements (c))	$64.5	$116.2	$398.1
Ratio of net debt to Adjusted EBITDA (d)	n/a	n/a	6.4 x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

Executive Overview

In the first quarter of fiscal 2015, we had net sales of $529.7 million, operating income of $55.7 million and income from continuing operations of $11.2 million, compared to net sales of $481.0 million, operating income of $66.2 million and income from continuing operations of $6.6 million in the first quarter of fiscal 2014. Adjusted EBITDA was $64.5 million for the three months ended July 27, 2014 and $116.2 million for the three months ended July 28, 2013. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales increased by 10.1% for the quarter. This increase was driven by volume from the prior year acquisition of Natural Balance Pet Foods Inc. (“Natural Balance”) and new product launches across our portfolio of brands, partially offset by volume declines in certain lower margin pet food products.

Operating income for the quarter decreased 15.9% as compared to the year-ago quarter. The decrease in operating income was driven by significant marketing and trade spending resulting from recent new product launches across our portfolio of brands, partially offset by the increased volume referred to above.

Adjusted EBITDA decreased 44.5% as compared to the year-ago quarter due to the year-over-year unfavorable impact of cash hedge positions, reflecting commodity price fluctuations during the quarter, as well as lower operating income as discussed above. Gains and losses on economic hedging positions are recorded as other (income) expense, net. The cash impact of all hedging activities is reflected in Adjusted EBITDA.

Results of Operations

The following discussion provides a summary of operating results for the three months ended July 27, 2014, compared to the results for the three months ended July 28, 2013 (in millions, except percentages):

Net sales

Net sales for the three months ended July 27, 2014 were $529.7 million, an increase of $48.7 million, or 10.1%, compared to $481.0 million for the three months ended July 28, 2013. This increase was driven by sales from the Natural Balance acquisition as the current quarter results include Natural Balance for the full 13-week period as compared to two weeks in the year-ago-quarter. New product sales also contributed to the increase. Unfavorable price/mix partially offset the increase in net sales due to increased investments in trade spend to support recent new product launches as well as to defend our market share in our mainstream pet food brands. Also impacting net sales were volume declines in certain lower margin pet food products.

Cost of products sold

Cost of products sold for the three months ended July 27, 2014 was $342.0 million, an increase of $39.9 million, or 13.2%, compared to $302.1 million for the three months ended July 28, 2013. This increase was primarily due to higher volumes, including the impact of the Natural Balance acquisition.

While the impact of economic hedge transactions is reflected in other (income) expense, we are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which began to impact cost of products sold in the second quarter of fiscal 2014. See “Other (income) expense, net” below.

Gross margin

Our gross margin percentage for the three months ended July 27, 2014 decreased 1.8 points to 35.4% compared to 37.2% for the three months ended July 28, 2013. The decrease was primarily due to the increased trade spending mentioned above.

Selling, general and administrative expense

SG&A expense for the three months ended July 27, 2014 was $132.0 million, an increase of $19.3 million, or 17.1%, compared to $112.7 million for the three months ended July 28, 2013. This increase was primarily driven by higher marketing expenses to support recent new product launches. We expect marketing expenses to be more heavily weighted towards the first half of fiscal 2015.

Operating income

Operating income decreased by $10.5 million, or 15.9%, to $55.7 million for the three months ended July 27, 2014 from $66.2 million for the three months ended July 28, 2013. The benefit from the net sales increase discussed above was offset by significant marketing and trade spending resulting from recent new product launches across our portfolio of brands.

Interest expense

Interest expense decreased by $24.4 million, or 40.9%, to $35.2 million for the three months ended July 27, 2014 from $59.6 million for the three months ended July 28, 2013. This decrease was primarily driven by the pay-down of long term debt in fiscal 2014 as well as lower interest rates.

Other (income) expense, net

Other expense of $2.7 million for the three months ended July 27, 2014 was comprised primarily of hedge ineffectiveness and losses on commodity hedging contracts not subject to hedge accounting. Other income of $8.4 million for the three months ended July 28, 2013 was comprised primarily of gains on commodity hedging contracts as well as gains on interest rate swaps treated as economic hedges.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended July 27, 2014 was 37.4% compared to 56.0% for the three months ended July 28, 2013. The change in the effective tax rates for the three month period was primarily due to the absence of an increase in state tax rates which was accounted for in the prior year.

Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA

We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). In this Quarterly Report on Form 10-Q, we also provide certain non-GAAP financial measures — Adjusted EBITDA and ratio of net debt to Adjusted EBITDA. We present Adjusted EBITDA because we believe that this is an important supplemental measure relating to our financial condition since it is used in certain covenant calculations in the indenture that governs our 7.625% Senior Notes due 2019 (referred to therein as “EBITDA”) and the credit agreements relating to our term loan and revolver (referred to therein as “Consolidated EBITDA”). We present the ratio of net debt to Adjusted EBITDA because it is used internally to focus management on year-over-year changes in our leverage and we believe this information is also helpful to investors. We use Adjusted EBITDA in this leverage measure because we believe our investors are familiar with Adjusted EBITDA and that consistency in presentation of EBITDA-related measures is helpful to investors.

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

The following table provides a reconciliation of Adjusted EBITDA (including continuing and discontinued operations) for the periods indicated, (in millions):

			Trailing Twelve
	Three Months Ended		Months Ended
	July 27, 2014	July 28, 2013	July 27, 2014
Reconciliation:
Operating income—Quarter ended July 28, 2013	—	66.2	—
Operating income—Quarter ended October 27, 2013	—	—	71.8
Operating income—Quarter ended January 26, 2014	—	—	82.4
Operating income—Quarter ended April 27, 2014	—	—	34.4
Operating income—Quarter ended July 27, 2014	55.7	—	55.7
Other income (expense), net	(2.7)	8.4	1.0
Adjustments to arrive at EBITDA:
Depreciation and amortization expense	24.1	23.1	101.3
Amortization of debt issuance costs and debt discount(1)	(2.8)	(5.1)	(18.5)

EBITDA	74.3	92.6	328.1
Non-cash charges	0.1	0.6	3.0
Derivative transactions(2)	(17.0)	(2.2)	(1.0)
Non-cash stock based compensation	2.4	3.0	13.9
Non-recurring (gains) losses	(0.2)	0.2	(0.4)
Merger/acquisition-related items	0.3	7.6	5.9
Disposed business reclassification(3)	—	9.4	19.1
Business optimization charges	0.2	1.9	13.7
Other	4.4	3.1	15.8

Adjusted EBITDA	$64.5	$116.2 (4)	$398.1

Net Debt(5)			$2,565.0
Ratio of net debt to Adjusted EBITDA			6.4 x

(1)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(2)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(3)	Represents overhead costs historically allocated to the Consumer Products segment (not reflected in discontinued operations in accordance with generally accepted accounting principles). This reclassification is required to determine Adjusted EBITDA, excluding the Consumer Products Business (a disposed business as defined in our credit agreements), for the three months ended July 28, 2013 and the trailing twelve months ended April 27, 2014. Subsequent to the divestiture of the Consumer Products Business, such overhead costs will be borne by Big Heart Pet Brands to the extent the costs are not offset by income from a transition services agreement (in place until February 2015) or reduced by cost saving initiatives.
(4)	For comparability, Adjusted EBITDA for the three months ended July 28, 2013 has been recast to exclude the Consumer Products Business.

(5)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

Liquidity and Capital Resources

Our most significant cash needs relate to the production of our products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e., our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell and from our revolving credit facility.

As of July 27, 2014, we had not made any contributions to our defined benefit pension plan for fiscal 2015. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make a contribution of approximately $8 million in fiscal 2015.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	July 27,	April 27,
	2014	2014
Long-term debt:
Term Loan Facility	$1,722.2	$1,726.4
Senior Notes	900.0	900.0

	2,622.2	2,626.4
Less unamortized discount	6.3	6.1
Less current portion	17.3	17.3

Total long-term debt	$2,598.6	$2,603.0

Description of Indebtedness

Refer to the 2014 Annual Report for a summary of our indebtedness, restrictive and financial covenants and security interests which is qualified by reference to our senior secured term loan credit agreement, our senior secured asset-based revolving credit facility, our senior note indenture, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”).

Senior Secured Term Loan Credit Agreement

We are party to a senior secured term loan credit agreement (the “Senior Secured Term Loan Credit Agreement”) with the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents named therein, that initially provided for a $2,700.0 million senior secured term loan B facility (with all related loan documents, and as amended from time to time, the “Term Loan Facility”). The maturity date is March 8, 2020.

Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 0.75%) or (ii) a base rate (with a floor of 1.75%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of July 27, 2014, the applicable margin with respect to LIBOR borrowings was 2.75% and with respect to base rate borrowings was 1.75%.

The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from June 30, 2014 to December 31, 2019, with any remaining principal balance due on the maturity date. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of July 27, 2014, the amount of outstanding loans under the Term Loan Facility was $1,722.2 million and the blended interest rate payable was 3.50%, or 4.96% after giving effect to our interest rate swaps. See “Note 4. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Senior Secured Asset-Based Revolving Credit Agreement

We maintain a revolver for flexibility and for other general corporate purposes. The related credit agreement (the “Senior Secured Asset-Based Revolving Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents parties thereto, provides for a $225.0 million facility (with all related loan documents, and as amended from time to time, the “ABL Facility”). The ABL Facility will mature, and the commitments thereunder will terminate, on March 6, 2019.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) 85% of the net orderly liquidation value of eligible inventory (provided that net orderly liquidation value cannot exceed the net book value) of the borrowers under the facility at such time, less customary reserves. As of July 27, 2014, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $33.4 million and the net availability under the ABL Facility was $178.3 million.

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

Senior Notes Due 2019

We have $900.0 million of senior notes due February 15, 2019 with a stated interest rate of 7.625% (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2011. The Senior Notes are required to be fully and unconditionally guaranteed by each of our existing and future domestic restricted subsidiaries that guarantee our obligations under the Term Loan Facility and ABL Facility.

We may redeem all or a part of the Senior Notes at a premium ranging from 103.813% to 101.906% of the aggregate principal amount. Beginning on February 15, 2016, we may redeem all or a part of the Senior Notes at face value. Any redemption as described above is subject to the concurrent payment of accrued and unpaid interest, if any, upon redemption.

Maturities

As of July 27, 2014, scheduled maturities of long-term debt (representing debt under the Term Loan Facility and Senior Notes) are as follows (in millions) (1):

2015 (remainder)	$13.1
2016	17.3
2017	17.3
2018	17.3
2019	917.3
Thereafter	1,639.9

(1)	Does not reflect any excess cash flow or other principal prepayments beyond fiscal 2015 that may be required under the terms of the amended Senior Secured Term Loan Credit Agreement, as described above.

Cash Flow

Cash flows for all periods presented include both continuing and discontinued operations. During the three months ended July 27, 2014, our cash and cash equivalents decreased by $55.6 million and during the three months ended July 28, 2013, our cash and cash equivalents decreased by $509.1 million.

	Three Months Ended
	July 27,	July 28,
	2014	2013
	(in millions)
Net cash used in operating activities	$(32.3)	$(53.8)
Net cash used in investing activities	(18.6)	(380.5)
Net cash used in financing activities	(4.5)	(75.5)

Operating Activities

Cash used in operating activities was $32.3 million for the three months ended July 27, 2014, reflecting lower net income due to significant marketing and trade promotion investments, significant hedging payments and higher inventory to support recent new product launches. Cash used in operating activities for the three months ended July 28, 2013 is not comparable due to the sale of the Consumer Products Business.

Investing Activities

Cash used in investing activities was $18.6 million for the three months ended July 27, 2014 and $380.5 million for the three months ended July 28, 2013. During the three months ended July 28, 2013, we used $337.5 million for the acquisition of Natural Balance and $14.6 million to acquire a minority equity interest in a co-packer. Capital spending was $16.1 million for the three months ended July 27, 2014 compared to $28.4 million for the three months ended July 28, 2013.

Financing Activities

During the first three months of fiscal 2015, we made $4.3 million in payments on long-term debt. No annual excess cash flow payment will be due in fiscal 2015 for the fiscal year ended April 27, 2014.

During the first three months of fiscal 2014, we made $74.5 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate our estimates, including those related to trade promotions, goodwill and intangibles, retirement benefits and retained-insurance liabilities. Estimates in the assumptions used in the valuation of our stock compensation expense are updated periodically and reflect conditions that existed at the time of each new issuance of stock awards. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. For all of these estimates, we caution that future events rarely develop exactly as forecasted and, therefore, these estimates routinely require adjustment.

Management has discussed the selection of critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this Quarterly Report on Form 10-Q. Our significant accounting policies are described in “Note 2. Significant Accounting Policies” to our consolidated financial statements in our 2014 Annual Report. The following is a summary of the more significant judgments and estimates used in the preparation of our financial statements:

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three months ended July 27, 2014 resulted in a net reduction to the trade promotion liability and an increase in net sales from continuing operations of approximately $3.7 million which related to prior year activity and is not material to trade promotion expense. Our evaluations during the three months ended July 28, 2013 resulted in no significant adjustments to our estimates relating to the trade promotion liability which related to prior year activity.

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

We did not recognize any impairment charges for our goodwill, Amortizing Brands, customer relationships or Non-Amortizing Brands during the three months ended July 27, 2014 and July 28, 2013. As of July 27, 2014, we had $2,113.4 million of goodwill, $1,389.9 million of Non-Amortizing Brands, $28.7 million of Amortizing Brands, net of amortization and $724.8 million of customer relationships, net of amortization. The Meow Mix and Milk-Bone brands together comprise approximately 55% of Non-Amortizing Brands.

We have not identified any events that lead us to believe that goodwill or Non-Amortizing brands are impaired as of July 27, 2014. In our fiscal 2014 impairment test, fair value exceeded the book value of net assets by approximately 35%. Additionally, the fair value of our Non-Amortizing Brands each exceeded the book value by at least 10%, except for one brand representing 22% of our Non-Amortizing Brands for which fair value exceeded book value by approximately 3%. Our forecasts utilized in our fiscal 2014 impairment test assume, among other things, that we will achieve sales growth by successfully executing new product innovation supported by broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

Valuation of stock options. The fair value of service-based stock options granted during the three months ended July 27, 2014 was $4.7 million. The fair value of performance-based stock options granted during the three months ended July 27, 2014 was $2.4 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for all stock options granted during the three months ended July 27, 2014:

Expected life (in years)	5.9
Expected volatility	45.0%
Risk-free interest rate	1.03%
Dividend yield	0.0%
Weighted average exercise price	$6.65
Weighted average option value	$2.87

Valuation of Restricted Common Stock. The fair value of restricted common stock is calculated by multiplying the price of Parent’s common stock on the date of grant by the number of shares.

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

During the three months ended July 27, 2014 and July 28, 2013, we recognized expense for our pension plan of $1.0 million and $0.2 million, respectively, and other benefits expense of $0.0 million and $0.4 million, respectively. These estimates incorporate our fiscal 2015 assumptions. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

Retained Insurance Liabilities

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three months ended July 27, 2014 and July 28, 2013, we experienced no significant adjustments to our estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation, foreign currency exchange rates and other input price exposures. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of July 27, 2014, we had both cash flow and economic hedges.

During the three months ended July 27, 2014, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

Interest Rates: Our debt primarily consists of floating rate term loans and fixed rate notes. We maintain our floating rate revolver for flexibility and for other general corporate purposes. Interest expense on our floating rate debt is typically calculated based on a fixed spread over a reference rate, such as LIBOR (also known as the Eurodollar rate). Therefore, fluctuations in market interest rates will cause interest expense increases or decreases on a given amount of floating rate debt.

From time to time, we manage a portion of our interest rate risk related to floating rate debt by entering into interest rate swaps in which we receive floating rate payments and make fixed rate payments. We currently account for these interest rate swaps as economic hedges and gains and losses are recorded directly in earnings. On April 12, 2011, we entered into interest rate swaps with a total notional amount of $900.0 million as the fixed rate payer and effective date of September 4, 2012. The interest rate swaps fix LIBOR at 3.029% for the term of the swaps. The swaps have a maturity date of September 1, 2015.

On August 13, 2010, we entered into an interest rate swap with a notional amount of $300.0 million as the fixed rate payer and an effective date of February 1, 2011. The interest rate swaps expired during fiscal 2014 on February 3, 2014 and fixed LIBOR at 1.368% for the term of the swaps.

The fair values of our interest rate swaps were recorded as current liabilities of $25.0 million and non-current liabilities of $3.8 million at July 27, 2014. The fair values of our interest rate swaps were recorded as current liabilities of $25.4 million and non-current liabilities of $9.8 million at April 27, 2014.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $2.2 million for the three months ended July 27, 2014.

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

The fair values of our commodities hedges were recorded as current assets of $4.2 million and current liabilities of $12.4 million at July 27, 2014. The fair values of our commodities hedges were recorded as current assets of $9.4 million at April 27, 2014.

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

	July 27,	April 27,
	2014	2014
Effect of a hypothetical 10% change in market price:
Commodity contracts	$15.7	$13.4

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

As of July 27, 2014, the fair values of our foreign currency hedges were recorded as current assets of $0.2 million. As of April 27, 2014, we did not have any outstanding foreign currency hedges because we did not believe it was in our best interest at the time. The table below (in millions) presents our foreign currency derivative contracts as of July 27, 2014 and April 27, 2014. All of the foreign currency derivative contracts held on July 27, 2014 are scheduled to mature prior to the end of fiscal 2016.

	July 27,	April 27,
	2014	2014
Contract amount	$17.4	$—

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency hedges are as follows (in millions):

	July 27,	April 27,
	2014	2014
Fair value of foreign currency contracts, net asset	$0.2	$	n/a
Potential net loss in fair value of a hypothetical 10% adverse change in currency exchange rates	$(1.1)	$	n/a

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part 1, Item 4, as a result of the material weakness in internal control over financial reporting identified as of April 27, 2014 and previously disclosed in our 2014 Annual Report, our CEO and CFO were unable to conclude that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Big Heart Pet Brands and its consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

Previously identified material weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. As previously disclosed in our 2014 Annual Report, we determined that, as of April 27, 2014, a material weakness existed in that we had insufficient resources to effectively address our significant recent transactions. Specifically, in fiscal 2014 we experienced an acquisition, the divestiture of approximately half of our business, the formation of two joint ventures, and the modification of debt and stock options, among other things, and the related increased complexity of the business and accounting environment. Because of the lack of resources, our internal controls were not effective at preventing or detecting certain errors, primarily in accounting for significant transactions, and certain more routine controls were not consistently operating effectively.

Our remediation plan includes hiring additional technical resources, continuing to utilize expert external advisors, and strengthening planning, review and documentation processes. As of July 27, 2014, our remediation plan had progressed but was not complete. The previously identified material weakness will not be considered fully remediated until the remediation is completed and the enhanced controls have been in place for a sufficient period of time. Management is committed to maintaining strong internal controls over financial reporting.

Despite the fact that the material weakness had not been fully remediated as of July 27, 2014, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Changes in Internal Control Over Financial Reporting

Except as described above, as well as below in this paragraph, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In July 2013, we acquired Natural Balance Pet Foods, Inc. (“Natural Balance”) and continue to be in the process of integrating Natural Balance into our overall internal control over financial reporting process.

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

Forward-looking statements are based on our plans, estimates, expectations and assumptions as of the date of this Quarterly Report on Form 10-Q, and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Accordingly, you should not place undue reliance on them. A detailed discussion of the known risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our 2014 Annual Report. Such risks and uncertainties include matters relating to:

•	competition, including pricing and promotional spending levels by competitors;

•	reliance on co-packers;

•	contaminated ingredients;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•	our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings and shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

•	cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals;

•	our ability to implement productivity initiatives to control or reduce costs;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	logistics and other transportation-related costs;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	transformative plans;

•	strategic transaction endeavors, if any, including identification of appropriate targets and successful implementation;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including packaging and labeling regulations, environmental regulations and import/export regulations;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	failure of our information technology systems;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect inputs or otherwise disrupt operations;

•	impairments in the book value of goodwill or other intangible assets;

•	any disruption to our manufacturing or supply chain;

•	reliance on certain third parties, including third-party distribution centers or managers and our logistics provider;

•	pension costs and funding requirements;

•	negative comments posted on social media which may influence consumers’ perception of our brands;

•	protecting our intellectual property rights or intellectual property infringement or violation claims; strikes or work stoppages; and

•	the control of substantially all of our common stock by a group of private investors and conflicts of interest potentially posed by such ownership.

All forward-looking statements in this Quarterly Report on Form 10-Q are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) NONE.

(b) NONE.

(c) NONE.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our 2014 Annual Report for a description of the restrictions on our ability to pay dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6. EXHIBITS

(a) Exhibits.

Number	Description

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith

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

Dated: September 9, 2014