Form 10-Q
period 2014-10-26
BIG HEART PET BRANDS
filed 2014-12-10
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2014

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on December 5, 2014 was 10.

BIG HEART PET BRANDS

For the Three and Six Months Ended October 26, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	October 26, 2014	April 27, 2014
	(unaudited)	(derived from audited financial statements) See Note 1
ASSETS

Cash and cash equivalents	$73.7	$112.8
Trade accounts receivable, net of allowance	142.2	127.2
Inventories, net	223.4	227.5
Prepaid expenses and other current assets	133.6	164.3

Total current assets	572.9	631.8

Property, plant and equipment, net	372.3	375.4
Goodwill	2,113.4	2,113.4
Intangible assets, net	2,131.6	2,155.2
Other assets, net	89.7	87.8

Total assets	$5,279.9	$5,363.6

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$289.7	$367.8
Current portion of long-term debt	17.3	17.3

Total current liabilities	307.0	385.1

Long-term debt, net of discount	2,594.5	2,603.0
Deferred tax liabilities	782.8	792.1
Other non-current liabilities	85.3	95.3

Total liabilities	3,769.6	3,875.5

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	-	-
Additional paid-in capital	1,593.5	1,589.6
Accumulated other comprehensive income (loss)	(2.5)	8.4
Retained earnings (accumulated deficit)	(80.7)	(109.9)

Total stockholder’s equity	1,510.3	1,488.1

Total liabilities and stockholder’s equity	$5,279.9	$5,363.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Net sales	$565.5	$552.0	$1,095.2	$1,033.0
Cost of products sold	372.3	355.7	714.3	657.8

Gross profit	193.2	196.3	380.9	375.2
Selling, general and administrative expense	124.6	124.5	256.6	237.2

Operating income	68.6	71.8	124.3	138.0
Interest expense	35.3	58.8	70.5	118.4
Other (income) expense, net	4.5	(1.2)	7.2	(9.6)

Income from continuing operations before income taxes	28.8	14.2	46.6	29.2
Provision for income taxes	11.1	8.0	17.7	16.4

Income from continuing operations	17.7	6.2	28.9	12.8
Income (loss) from discontinued operations before income taxes	0.3	(162.2)	(4.6)	(142.7)
Provision (benefit) for income taxes	0.1	(63.3)	(4.9)	(57.1)

Income (loss) from discontinued operations	0.2	(98.9)	0.3	(85.6)

Net income (loss)	$17.9	$(92.7)	$29.2	$(72.8)

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Net income (loss)	$17.9	$(92.7)	$29.2	$(72.8)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	(0.2)	-	(0.3)
Pension and other postretirement benefits adjustments:
Prior service (cost) credit arising during the period, net of tax	(0.1)	(0.2)	0.1	(0.4)
Gain (loss) on cash flow hedging instruments, net of tax	(1.1)	0.2	(11.0)	1.3

Total other comprehensive income (loss)	(1.2)	(0.2)	(10.9)	0.6

Comprehensive income (loss)	$16.7	$(92.9)	$18.3	$(72.2)

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Six Months Ended
	October 26, 2014	October 27, 2013
Operating activities:
Net income (loss)	$29.2	$(72.8)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	48.8	74.5
Deferred taxes	(5.7)	(61.1)
Write off of debt issuance costs	-	1.7
Loss on asset disposals	0.8	1.1
Stock compensation expense	4.9	6.5
Unrealized (gain) loss on derivative financial instruments	10.1	(22.6)
Impairment on assets held for sale	-	193.8
Other items, net	1.6	(0.6)
Changes in operating assets and liabilities	(96.1)	(383.6)

Net cash used in operating activities	(6.4)	(263.1)

Investing activities:
Capital expenditures	(26.0)	(47.6)
Net proceeds from asset disposals	9.1	0.1
Cash used in business acquisition, net of cash acquired	-	(335.0)
Investments in equity method investees	(6.0)	(14.6)

Net cash used in investing activities	(22.9)	(397.1)

Financing activities:
Proceeds from short-term borrowings	-	225.3
Payments on short-term borrowings	-	(70.1)
Principal payments on long-term debt	(8.6)	(74.5)
Payments of debt related costs	(0.2)	-
Capital contributions	-	0.1
Return of capital to Parent	(0.8)	-

Net cash (used in) provided by financing activities	(9.6)	80.8

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.8
Net change in cash and cash equivalents	(39.1)	(578.6)
Cash and cash equivalents at beginning of period	112.8	594.2

Cash and cash equivalents at end of period	$73.7	$15.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended October 26, 2014 and October 27, 2013 each reflect periods that contain 13 weeks. The results of operations for the six months ended October 26, 2014 and October 27, 2013 each reflect periods that contain 26 weeks.

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

The accompanying unaudited condensed consolidated financial statements as of October 26, 2014 and for the three and six months ended October 26, 2014 and October 27, 2013 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K (“2014 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and six months ended October 26, 2014 are not necessarily indicative of the results expected for the fiscal year ending May 3, 2015 (“fiscal 2015”). The Company’s income from continuing operations and income (loss) from discontinued operations were increased by $2.7 million and $2.6 million, respectively, for the six months ended October 26, 2014 as a result of adjustments related to prior periods that were not deemed material to prior year results or to expected results for fiscal 2015.

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

As of October 26, 2014, the Company had recorded a gross receivable of $16.3 million for the working capital adjustment related to the sale of the Consumer Products Business. In June 2014, the Company received a Notice of Disagreement from the Acquiror disputing the $16.3 million working capital adjustment presented by the Company as well as the incremental preliminary working capital adjustment of approximately $110 million paid by the Acquiror at closing on February 18, 2014. The purchase agreement specifies that such working capital disputes are to be submitted to and resolved by a mutually agreed upon independent certified public accounting firm in the United States of national recognition. The Company believes that the working capital adjustment presented to the Acquiror is appropriate, is in accordance with the terms of the purchase agreement and plans to vigorously defend its position. However, the Company cannot currently predict the ultimate outcome of this dispute.

Net sales from discontinued operations were $0.0 million for the three and six months ended October 26, 2014, respectively, and $462.8 million and $805.7 million for the three and six months ended October 27, 2013, respectively. Income (loss) from discontinued operations before income taxes was $0.3 million and $(4.6) million for the three and six months ended October 26, 2014 and $(162.2) million and $(142.7) million for the three and six months ended October 27, 2013, respectively. All subsequent footnote disclosures represent continuing operations.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

Note 2. Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new accounting standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its interim and annual consolidated financial statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

Note 3. Supplemental Financial Statement Information

	October 26, 2014	April 27, 2014
	(in millions)
Trade accounts receivable, net of allowance:
Trade	$142.2	$127.2
Allowance for doubtful accounts	-	-

Total	$142.2	$127.2

Inventories, net:
Finished products	$185.8	$191.5
Raw materials and in-process materials	25.0	24.5
Packaging materials and other	12.6	11.5

Total	$223.4	$227.5

Prepaid expenses and other current assets:
Prepaid taxes	$52.4	$57.3
Other prepaid expenses	27.9	36.1
Other current assets	53.3	70.9

Total	$133.6	$164.3

Property, plant and equipment, net:
Land and land improvements	$12.3	$12.4
Buildings and leasehold improvements	126.8	123.3
Machinery and equipment	267.6	256.8
Computers and software	62.5	58.8
Construction in progress	33.8	35.8

	503.0	487.1
Accumulated depreciation	(130.7)	(111.7)

Total	$372.3	$375.4

Accounts payable and accrued expenses:
Accounts payable-trade	$150.7	$175.9
Marketing, advertising and trade promotion	49.0	67.6
Accrued benefits, payroll and related costs	30.5	37.3
Accrued interest	20.9	21.2
Other current liabilities	38.6	65.8

Total	$289.7	$367.8

Other non-current liabilities:
Accrued postretirement benefits	$29.2	$29.8
Pension liability	20.0	17.1
Other non-current liabilities	36.1	48.4

Total	$85.3	$95.3

Accumulated other comprehensive income (loss):
Pension and other postretirement benefits adjustments, net of tax	$6.1	$6.0
Income (loss) on cash flow hedging instruments, net of tax	(8.6)	2.4

Total accumulated other comprehensive income (loss)	$(2.5)	$8.4

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	October 26, 2014	April 27, 2014
Goodwill	$2,113.4	$2,113.4

Non-amortizable intangible assets:
Trademarks	$1,389.9	$1,389.9

Amortizable intangible assets:
Trademarks	39.3	39.3
Customer relationships	852.7	852.7

	892.0	892.0
Accumulated amortization	(150.3)	(126.7)

Amortizable intangible assets, net	741.7	765.3

Total intangible assets, net	$2,131.6	$2,155.2

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Amortization expense	$11.8	$11.8	$23.6	$21.6

As of October 26, 2014, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2015 (remainder)	$23.7
2016	47.1
2017	46.7
2018	46.7
2019	46.7
2020 and thereafter	530.8

Note 5. Derivative Financial Instruments

The Company uses interest rate swaps, commodity swaps, futures, option and swaption (an option on a swap) contracts as well as foreign currency forward contracts, to hedge market risks relating to possible adverse changes in interest rates, commodity, transportation, and foreign currency exchange rates and other input price exposures. The Company continually monitors its positions and the credit ratings of the counterparties involved to mitigate the amount of credit exposure to any one party.

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument for which the change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of October 26, 2014, the Company had both cash flow and economic hedges.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

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

As of October 26, 2014, the following economic hedge swaps were outstanding:

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

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production and transportation of the Company’s products. Generally these commodities are purchased based upon market prices that are established with the vendor as part of the purchase process. The Company uses futures, swaps, swaption and option contracts, as deemed appropriate; to reduce the effect of price fluctuations on anticipated purchases. These contracts may have a term of up to 36 months. The Company accounts for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense.

The table below presents the notional amounts of the Company’s commodity contracts as of the dates indicated (in millions):

	October 26, 2014	April 27, 2014
Commodity contracts	$194.7	$124.8

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

The table below presents the Company’s foreign currency derivative contracts as of the dates indicated (in millions). As of April 27, 2014, the Company did not have any outstanding foreign currency exchange contracts because the Company did not believe it was in its best interest at the time. All of the foreign currency derivative contracts held on October 26, 2014 are scheduled to mature prior to the end of fiscal 2016.

	October 26, 2014	April 27, 2014
Contract amount	$13.4	$-

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of October 26, 2014 was as follows (in millions):

Derivatives in cash flow hedging relationships	Asset derivatives		Liability derivatives
	Balance Sheet location	Fair value	Balance Sheet location	Fair value

Interest rate contracts	Prepaid expenses and other current assets	$-	Accounts payable and accrued expenses	$23.1	(1)
Commodity and other contracts	Prepaid expenses and other current assets	0.1	Accounts payable and accrued expenses	16.2	(2)
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.3	Accounts payable and accrued expenses	-

Total		$0.4		$39.3

(1)	Represents liability derivatives designated as economic hedges.
(2)	Includes $2.3 million of commodity contracts (liability derivatives) designated as economic hedges.

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of April 27, 2014 was as follows (in millions):

Derivatives in cash flow hedging relationships	Asset derivatives			Liability derivatives
	Balance Sheet location	Fair value		Balance Sheet location	Fair value

Interest rate contracts	Other non-current assets	$-		Other non-current liabilities	$9.8	(2)
Interest rate contracts	Prepaid expenses and other current assets	-		Accounts payable and accrued expenses	25.4	(2)
Commodity and other contracts	Prepaid expenses and other current assets	9.4	(1)	Accounts payable and accrued expenses	-

Total		$9.4			$35.2

(1)	Includes $1.8 million of commodity contracts (asset derivatives) designated as economic hedges.
(2)	Represents liability derivatives designated as economic hedges.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

The effect of the Company’s economic hedges on other (income) expense, net in the Condensed Consolidated Statements of Operations for the periods indicated below was as follows (in millions):

	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Interest rate contracts	$0.8	$2.1	$0.8	$0.2
Commodity and other contracts	1.9	(1.7)	2.4	(8.3)

Included in other (income) expense, net	$2.7	$0.4	$3.2	$(8.1)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six months ended October 26, 2014 was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI		Location of (gain) loss reclassified from AOCI	(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
	October 26, 2014	October 26, 2014		October 26, 2014	October 26, 2014		October 26, 2014	October 26, 2014

Commodity and other contracts	$2.1	$18.0	Cost of products sold	$2.7	$3.1	Other (income) expense, net	$1.0	$3.5
Foreign currency exchange contracts	(0.1)	(0.2)	Cost of products sold	-	0.1	Other (income) expense, net	-	-

Total	$2.0	$17.8		$2.7	$3.2		$1.0	$3.5

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and six months ended October 27, 2013 was as follows (in millions):

Derivatives in cash flow hedging relationships	(Gain) loss recognized in AOCI		Location of (gain) loss reclassified from AOCI	(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
	October 27, 2013	October 27, 2013		October 27, 2013	October 27, 2013		October 27, 2013	October 27, 2013

Commodity and other contracts	$(1.6)	$(1.6)	Cost of products sold	$2.2	$1.9	Other (income) expense, net	$(1.3)	$(1.6)
Foreign currency exchange contracts	-	-	Cost of products sold	-	-	Other (income) expense, net	-	-

Total	$(1.6)	$(1.6)		$2.2	$1.9		$(1.3)	$(1.6)

At October 26, 2014, $10.9 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

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

For the three and six months ended October 26, 2014

(unaudited)

The Company uses interest rate swaps, commodity contracts and forward foreign currency contracts to hedge market risks relating to possible adverse changes in interest rates, commodity prices, diesel fuel prices and foreign exchange rates.

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
Description	October 26, 2014	April 27, 2014	October 26, 2014	April 27, 2014	October 26, 2014	April 27, 2014
Assets
Commodity and other contracts	$0.1	$7.5	$-	$1.9	$-	$-
Foreign currency exchange contracts	-	-	0.3	-	-	-

Total	0.1	7.5	0.3	1.9	-	-

Liabilities
Interest rate contracts	-	-	23.1	35.2	-	-
Commodity and other contracts	13.8	-	2.4	-	-	-
Contingent consideration	-	-	-	-	2.2	3.1

Total	$13.8	$-	$25.5	$35.2	$2.2	$3.1

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

The Company has both fixed and floating rate debt. The Company uses Level 2 inputs to estimate the fair value of such debt. As of October 26, 2014, the book value of the Company’s floating rate debt instruments approximates fair value. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

Senior Notes	October 26, 2014	April 27, 2014
Book value	$900.0	$900.0
Fair value	$906.3	$938.3

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

For the three and six months ended October 26, 2014

(unaudited)

Note 7. Retirement Benefits

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

	Pension Benefits		Other Benefits
	Three Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$1.8	$1.7	$0.1	$0.1
Interest cost on projected benefit obligation	1.4	1.9	0.3	0.6
Expected return on plan assets	(2.2)	(3.3)	-	-
Net loss amortization	-	-	(0.4)	(0.3)

Net periodic benefit cost	$1.0	$0.3	$-	$0.4

	Pension Benefits		Other Benefits
	Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$3.6	$3.5	$0.1	$0.1
Interest cost on projected benefit obligation	2.8	3.7	0.7	1.3
Expected return on plan assets	(4.4)	(6.7)	-	-
Net loss amortization	-	-	(0.8)	(0.6)

Net periodic benefit cost	$2.0	$0.5	$-	$0.8

Sale of the Consumer Products Business

Following the sale of the Consumer Products Business, the Company transferred a significant amount of the plan obligations and plan assets for the pension benefits and other benefits, as well as the related components of net periodic benefit costs, for the transferred employees and retirees of the Consumer Products Business to the Acquiror. The Company expects to complete the transfer of plan assets for pension benefits later in fiscal 2015. Plan assets for the pension benefits were allocated to the Acquiror in accordance with the Employee Retirement Income Security Act of 1974 Section 4044. The final transfer will be adjusted to reflect actual investment income or losses from the sale date to the actual asset transfer dates, in accordance with the purchase agreement. The Company’s current estimates of the final transfer amounts were materially accurate to those amounts disclosed in the 2014 Annual Report in Note 11.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Gains (losses) on cash flow hedges:
Commodity and other contracts	$(2.7)	$2.2	$(3.1)	$1.9	Cost of products sold
Foreign currency exchange contracts	-	-	(0.1)	-	Cost of products sold

Total reclassifications, before tax	(2.7)	2.2	(3.2)	1.9

Tax provision (benefit)	(1.0)	0.8	(1.2)	0.7	Provision for income taxes

Total reclassifications, net of tax	$(1.7)	$1.4	$(2.0)	$1.2

Defined benefit plan items(1):
Amortization of prior service benefits	$(0.4)	$0.3	$(0.7)	$0.7
Amortization of actuarial gains (losses)	0.4	(0.3)	0.8	(0.6)

Total reclassifications, before tax	-	-	0.1	0.1

Tax provision (benefit)	-	-	-	-	Provision for income taxes

Total reclassifications, net of tax	$-	$-	$0.1	$0.1

(1)	These accumulated and other comprehensive income (loss) components are included in the computation of net periodic pension and postretirement benefit costs. See Note 7 for additional information.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

Note 9. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2014 Annual Report.

On October 31, 2014, the Ecuador National Court of Justice issued a final, non-appealable decision relating to the appeal by Empresa Pesquara Ecautorian S.A. Empesec (“Empesec”), an Ecuadorian corporation, of tax assessment claims made by the Ecuador Internal Revenue Service (“EIRS”) against Empesec for the 1999 tax year. Empesec is a former indirect subsidiary of H.J. Heinz Company (“Heinz”) involved in the North American tuna business (including the StarKist brand) that the Company acquired from Heinz in December 2002 and subsequently sold in October 2008. Empesec has been disputing the 1999 tax year assessment in court along with an assessment related to the 2000 tax year (an appeal relating to the 2000 assessment is currently pending). The Company did not have a business relationship with Empesec during 1999 or 2000. The assessment for the 1999 tax year is subject to enforcement against Empesec; however, Empesec believes that Heinz has an indemnification obligation. The Company understands that as of May 2013 the amount assessed for the 1999 tax year was approximately $4.5 million and the amount assessed for the 2000 tax year was approximately $5.2 million (including interest). The Company believes that Heinz retained the obligation to indemnify Empesec for these tax assessments. Recently, beginning in June 2013, Heinz has asserted that the Company was responsible for indemnifying Empesec for the assessments. The Company responded to Heinz that the language of the agreements relating to the 2002 acquisition of the North American tuna and other businesses from Heinz and its decade-long course of conduct made Heinz responsible for the indemnification obligation. Heinz and the Company have continued these discussions with no resolution. No litigation against the Company has been initiated or threatened by Heinz. The Company plans to continue to vigorously assert its position that Heinz bears full responsibility for the indemnification obligation. Since the Company believes that Heinz is responsible for the indemnification obligation, it does not believe that a loss is probable at this time. However, the Company cannot currently predict the ultimate outcome of this matter and therefore cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

On April 19, 2013, Plaintiff filed a complaint on behalf of himself and all other similarly situated employees in Superior Court of California, Alameda County (Montgomery v. Del Monte) alleging, inter alia, failure to provide meal and rest periods and pay wages properly in violation of various California wage and hour statutes. This lawsuit was transferred to Del Monte Foods, Inc. pursuant to the terms of the purchase agreement. However, liabilities associated with Kingsburg, CA and Terminal Island, CA facilities were retained by the Company. Del Monte Foods, Inc. is maintaining primary defense of the litigation, but any settlement made with the class will likely include the Company. The Company denies these allegations and intends to vigorously defend itself. Mediation was held on June 24, 2014. A settlement was preliminarily approved by the Court on December 4, 2014. The Company has accrued an estimated amount to resolve this matter that is not considered material, and the Company’s share of the settlement is expected to be covered by the amount accrued.

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri, (Miller v. Del Monte, formerly known as Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks certification as a class action, as well as restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed a Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 26, 2014

(unaudited)

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

For the three and six months ended October 26, 2014

(unaudited)

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

Note 10. Related Party Transactions

See Note 17 of the 2014 Annual Report for a description of the Company’s related party transactions. As of October 26, 2014, there was a payable of $1.6 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. As of April 27, 2014, there was a payable of $1.6 million due to the managers related to the monitoring agreement. For the three and six months ended October 26, 2014 and October 27, 2013, the Company paid $0.7 million and $1.4 million, respectively, to a KKR affiliate for rent related to a leased administrative space in Pittsburgh, PA. During the six months ended October 27, 2013, the Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance acquisition.

Note 11. Subsequent Events

The Company maintains a retiree medical defined benefit plan. In December 2014, the Company amended the plan, with respect to Medicare-eligible retirees, to convert from a premium based plan to a healthcare exchange effective January 1, 2015. The change will result in a decrease to the projected benefit obligation of approximately $15 million to $19 million and a corresponding gain which will be amortized over five years. As a result, the Company expects a benefit to the statement of operations for fiscal 2015 of approximately $1.2 million.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (dollars in millions):

	Three Months Ended
	October 26, 2014	October 27, 2013	Change	% Change	Volume (a)	Rate (b)
Net sales	$565.5	$552.0	$13.5	2.4%	0.8%	1.6%
Cost of products sold	372.3	355.7	16.6	4.7%	0.8%	3.9%

Gross profit	193.2	196.3	(3.1)	(1.6%)
Selling, general and administrative expense (“SG&A”)	124.6	124.5	0.1	0.1%

Operating income	$68.6	$71.8	$(3.2)	(4.5%)

Gross margin	34.2%	35.6%
SG&A as a % of net sales	22.1%	22.6%
Operating income margin	12.2%	13.0%

	Six Months Ended
	October 26, 2014	October 27, 2013	Change	% Change	Volume (a)	Rate (b)
Net sales	$1,095.2	$1,033.0	$62.2	6.0%	7.0%	(1.0%)
Cost of products sold	714.3	657.8	56.5	8.6%	7.8%	0.8%

Gross profit	380.9	375.2	5.7	1.5%
Selling, general and administrative expense (“SG&A”)	256.6	237.2	19.4	8.2%

Operating income	$124.3	$138.0	$(13.7)	(9.9%)

Gross margin	34.8%	36.3%
SG&A as a % of net sales	23.4%	23.0%
Operating income margin	11.3%	13.4%

(a)	This column represents the change, as compared to the prior year period, due to volume. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold, as well as mix. Mix represents the change attributable to shifts in volume across products or channels.

	Three Months Ended		Six Months Ended		Trailing Twelve Months Ended October 26, 2014
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Adjusted EBITDA (as specified in our debt agreements (c))	$101.8	$105.8	$166.3	$222.0	$394.1
Ratio of net debt to Adjusted EBITDA (d)	n/a	n/a	n/a	n/a	6.5	x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

Executive Overview

In the second quarter of fiscal 2015, we had net sales of $565.5 million, operating income of $68.6 million and income from continuing operations of $17.7 million, compared to net sales of $552.0 million, operating income of $71.8 million and income from continuing operations of $6.2 million in the second quarter of fiscal 2014. Adjusted EBITDA was $101.8 million for the three months ended October 26, 2014 and $105.8 million for the three months ended October 27, 2013. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales increased by 2.4% for the quarter. This increase was driven by the continued success of new products, partially offset by trade spending investments to improve our market position in a deflationary environment, driven by lower commodity costs, in certain of our key mainstream food brands. We strive to compete on brand building and innovation, not price.

Operating income for the quarter decreased 4.5% as compared to the year-ago quarter. The benefit from the net sales increase, driven by new products, was offset by trade spending mentioned above coupled with higher operating and marketing expenses.

Adjusted EBITDA decreased 3.8% to $101.8 million. Adjusted EBITDA was impacted by drivers similar to those of operating income described above.

Results of Operations

The following discussion provides a summary of operating results for the three and six months ended October 26, 2014, compared to the results for the three and six months ended October 27, 2013:

Net sales

Net sales for the three months ended October 26, 2014 were $565.5 million, an increase of $13.5 million, or 2.4%, compared to $552.0 million for the three months ended October 27, 2013. The increase in net sales reflects the continued success of new products. Growth from new products was led by Milk-Bone Brushing Chews, Kibbles n’ Bits American Grill, the relaunch of the Milo’s Kitchen brand, and Meow Mix Tender Centers with Vitality Bursts. Partially offsetting the increase were trade spending investments to improve our market position in a deflationary environment, driven by lower commodity costs, in certain of our key mainstream food brands coupled with decreased volume in some lower margin products.

Net sales for the six months ended October 26, 2014 were $1,095.2 million, an increase of $62.2 million, or 6.0%, compared to $1,033.0 million for the six months ended October 27, 2013. The increase reflects growth from successful new products across the portfolio and volume from the prior year acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”). The year-to-date results include Natural Balance for the full period compared to prior year results which only included the impact from the acquisition date of July 15, 2013. Partially offsetting the increase were investments in trade spending to support new products and to improve our market position in certain of our mainstream food brands.

Cost of products sold

Cost of products sold for the three months ended October 26, 2014 was $372.3 million, an increase of $16.6 million, or 4.7%, compared to $355.7 million for the three months ended October 27, 2013. This increase was primarily due to higher volumes and higher operating expenses, driven by the timing of prior year productivity savings. Cost of products sold for the six months ended October 26, 2014 was $714.3 million, an increase of $56.5 million, or 8.6%, compared to $657.8 million for the six months ended October 27, 2013. This increase was primarily due to higher volumes, primarily driven by the prior year acquisition of Natural Balance, as well as the timing of prior year productivity savings. We are expecting lower input costs in the second half of fiscal 2015 as compared to the second half of fiscal 2014.

We are now utilizing and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which began to impact cost of products sold in the second quarter of fiscal 2014. The impact of economic hedge transactions is reflected in other (income) expense, net. See “Other (income) expense, net” below.

Gross margin

Our gross margin percentage for the three months ended October 26, 2014 decreased 1.4 points to 34.2% compared to 35.6% for the three months ended October 27, 2013. The decrease was primarily driven by increased trade spending and increased costs, totaling a decrease of 2.8 margin points, partially offset by a 1.4 margin point increase due to product mix.

Our gross margin percentage for the six months ended October 26, 2014 decreased 1.5 points to 34.8% compared to 36.3% for the six months ended October 27, 2013. The decrease was primarily driven by increased trade spending and increased costs, totaling a decrease of 2.3 margin points, partially offset by a 0.8 margin point increase due to product mix.

Selling, general and administrative expense

SG&A expense for the three months ended October 26, 2014 was $124.6 million, an increase of $0.1 million, or 0.1%, compared to $124.5 million for the three months ended October 27, 2013. This increase was primarily driven by higher marketing expenses to support new products as well as brand building, largely offset by lower general and administrative expenses due to the impact of discontinued operations and merger and divestiture expenses in the prior year period.

SG&A expense for the six months ended October 26, 2014 was $256.6 million, an increase of $19.4 million, or 8.2%, compared to $237.2 million for the six months ended October 27, 2013. This increase was primarily driven by higher marketing expenses to support new products as well as brand building, partially offset by lower general and administrative expenses due to the impact of discontinued operations and merger and divestiture expenses in the prior year period. Further, SG&A expense includes Natural Balance for the full six month period as compared to prior year which included Natural Balance from the acquisition date. We made significant up-front marketing investments in the first half of this fiscal year and as a result we expect marketing expenses to be more heavily weighted towards the first half of fiscal 2015.

Operating income

Operating income decreased by $3.2 million, or 4.5%, to $68.6 million for the three months ended October 26, 2014 from $71.8 million for the three months ended October 27, 2013. Operating income decreased by $13.7 million, or 9.9%, to $124.3 million for the six months ended October 26, 2014 from $138.0 million for the six months ended October 27, 2013. For both periods, the benefit from the net sales increases discussed above were more than offset by significant marketing and trade spending investments discussed above, as well as higher operating expenses.

Interest expense

Interest expense decreased by $23.5 million, or 40.0%, to $35.3 million for the three months ended October 26, 2014 from $58.8 million for the three months ended October 27, 2013. Interest expense decreased by $47.9 million, or 40.5%, to $70.5 million for the six months ended October 26, 2014 from $118.4 million for the six months ended October 27, 2013. These decreases were primarily driven by the pay-down of long term debt in the fourth quarter of fiscal 2014 as well as lower interest rates.

Other (income) expense, net

Other expense of $4.5 million for the three months ended October 26, 2014 was comprised primarily of hedge ineffectiveness as well as losses on hedging contracts treated as economic hedges. Other income of $1.2 million for the three months ended October 27, 2013 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps treated as economic hedges.

Other expense of $7.2 million for the six months ended October 26, 2014 was comprised primarily of hedge ineffectiveness as well as losses on hedging contracts treated as economic hedges. Other income of $9.6 million for the six months ended October 27, 2013 was comprised primarily of gains on commodity hedging contracts treated as economic hedges.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended October 26, 2014 was 38.5% compared to 56.3% for the three months ended October 27, 2013. The effective tax rate for continuing operations for the six months ended October 26, 2014 was 38.0% compared to 56.2% for the six months ended October 27, 2013. The change in the effective tax rates for the three and six month periods was primarily due to an increase in state tax rates which was accounted for in the prior year as well as higher tax benefits from manufacturing operations in the current period.

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

The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

	Three Months Ended		Six Months Ended		Trailing Twelve Months Ended October 26, 2014
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Reconciliation:
Operating income - Quarter ended July 28, 2013	$-	$-	$-	$66.2	$-
Operating income - Quarter ended October 27, 2013	-	71.8	-	71.8	-
Operating income - Quarter ended January 26, 2014	-	-	-	-	82.4
Operating income - Quarter ended April 27, 2014	-	-	-	-	34.4
Operating income - Quarter ended July 27, 2014	-	-	55.7	-	55.7
Operating income - Quarter ended October 26, 2014	68.6	-	68.6	-	68.6
Other income (expense), net	(4.5)	1.2	(7.2)	9.6	(4.7)
Adjustments to arrive at EBITDA:
Depreciation and amortization expense	24.7	26.3	48.8	49.4	99.7
Amortization of debt issuance costs and debt discount (1)	(2.7)	(6.0)	(5.5)	(11.1)	(15.2)

EBITDA	86.1	93.3	160.4	185.9	320.9
Non-cash charges	0.7	0.5	0.8	1.1	3.2
Derivative transactions(2)	4.1	(1.7)	(12.9)	(3.9)	4.8
Non-cash stock based compensation	2.5	3.5	4.9	6.5	12.9
Non-recurring (gains) losses	0.1	(4.0)	(0.1)	(3.8)	3.7
Merger/acquisition-related items	1.2	1.1	1.5	8.7	6.0
Disposed business reclassification(3)	-	9.2	-	18.6	9.9
Business optimization charges	2.5	2.8	2.7	4.7	13.4
Other	4.6	1.1	9.0	4.2	19.3

Adjusted EBITDA	$101.8	$105.8 (4)	$166.3	$222.0 (4)	$394.1

Net Debt(5)					$2,544.1

Ratio of net debt to Adjusted EBITDA					6.5	x

(1)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(2)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(3)	Represents overhead costs historically allocated to the Consumer Products segment (not reflected in discontinued operations in accordance with generally accepted accounting principles). This reclassification is required to determine Adjusted EBITDA, excluding the Consumer Products Business (a disposed business as defined in our credit agreements), for the three and six months ended October 27, 2013 and the trailing twelve months ended October 26, 2014. Subsequent to the divestiture of the Consumer Products Business, such overhead costs are borne by Big Heart Pet Brands to the extent the costs are not offset by income from a transition services agreement (in place until February 2015) or reduced by cost saving initiatives.
(4)	For comparability, Adjusted EBITDA for the three and six months ended October 27, 2013 has been recast to exclude the Consumer Products Business.
(5)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

Liquidity and Capital Resources

Our most significant cash needs relate to the production of our products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e., our revolver and our term loans, our senior notes and, if necessary, our letters of credit), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell. We also maintain a revolving credit facility for flexibility and other general corporate purposes.

As of October 26, 2014, we had not made any contributions to our defined benefit pension plan for fiscal 2015. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. We currently expect to make a contribution of approximately $8 million in fiscal 2015.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	October 26, 2014	April 27, 2014
Long-term debt:
Term Loan Facility	$1,717.8	$1,726.4
Senior Notes	900.0	900.0

	2,617.8	2,626.4
Less unamortized discount	6.0	6.1
Less current portion	17.3	17.3

Total long-term debt	$2,594.5	$2,603.0

Description of Indebtedness

Refer to the 2014 Annual Report for a summary of our indebtedness, restrictive and financial covenants and security interests which is qualified by reference to our senior secured term loan credit agreement, our senior secured asset-based revolving credit facility, our senior note indenture, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”). We believe we are in compliance with all of our applicable covenants and were in compliance therewith as of October 26, 2014.

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

Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 0.75%) or (ii) a base rate (with a floor of 1.75%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of October 26, 2014, the applicable margin with respect to LIBOR borrowings was 2.75% and with respect to base rate borrowings was 1.75%.

The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from June 30, 2014 to December 31, 2019, with any remaining principal balance due on the maturity date. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of October 26, 2014, the amount of outstanding loans under the Term Loan Facility was $1,717.8 million and the blended interest rate payable was 3.50%, or 4.96% after giving effect to our interest rate swaps. See “Note 5. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) 85% of the net orderly liquidation value of eligible inventory (provided that net orderly liquidation value cannot exceed the net book value) of the borrowers under the facility at such time, less customary reserves. As of October 26, 2014, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $33.4 million and the net availability under the ABL Facility was $180.0 million.

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

Maturities

As of October 26, 2014, scheduled maturities of long-term debt (representing debt under the Term Loan Facility and Senior Notes) are as follows (in millions) (1):

2015 (remainder)	$8.7
2016	17.3
2017	17.3
2018	17.3
2019	917.3
Thereafter	1,639.9

(1)	Does not reflect any excess cash flow or other principal prepayments beyond fiscal 2015 that may be required under the terms of the amended Senior Secured Term Loan Credit Agreement, as described above.

Cash Flow

Cash flows for all periods presented include both continuing and discontinued operations. During the six months ended October 26, 2014, our cash and cash equivalents decreased by $39.1 million and during the six months ended October 27, 2013, our cash and cash equivalents decreased by $578.6 million.

	Six Months Ended
	October 26, 2014	October 27, 2013
	(in millions)
Net cash used in operating activities	$(6.4)	$(263.1)
Net cash used in investing activities	(22.9)	(397.1)
Net cash (used in) provided by financing activities	(9.6)	80.8

Operating Activities

Cash used in operating activities was $6.4 million for the six months ended October 26, 2014, primarily driven by the timing of working capital and significant hedging payments, partially offset by net income. Cash used in operating activities for the six months ended October 27, 2013 is not comparable due to the sale of the Consumer Products Business.

Investing Activities

Cash used in investing activities was $22.9 million for the six months ended October 26, 2014 and $397.1 million for the six months ended October 27, 2013. During the six months ended October 26, 2014 we used $6.0 million for investments in equity method investees. During the six months ended October 27, 2013 we used $335.0 million for the acquisition of Natural Balance and $14.6 million to acquire a minority equity interest in a co-packer. Capital spending was $26.0 million for the six months ended October 26, 2014 compared to $47.6 million for the six months ended October 27, 2013. Capital spending for the six months ended October 27, 2013 is not comparable due to the sale of the Consumer Products Business.

Financing Activities

During the first six months of fiscal 2015, we made $8.6 million in payments on long-term debt. No annual excess cash flow payment will be due in fiscal 2015 for the fiscal year ended April 27, 2014.

During the first six months of fiscal 2014, we borrowed a net of $155.2 million in short-term borrowings, primarily related to $156.2 million of net revolver borrowings, as a result of incurring seasonal borrowing for operations related to our former Consumer Products Business. During the first six months of fiscal 2014, we made $74.5 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new accounting standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating this guidance and the impact it may have on our interim and annual consolidated financial statements.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the three and six months ended October 26, 2014 resulted in a net reduction to the trade promotion liability and an increase in net sales from continuing operations of approximately $2.4 million and $6.1 million, respectively. Our evaluations during the three and six months ended October 27, 2013 resulted in a net reduction to the trade promotion liability and an increase in net sales from continuing operations of $1.4 million for both periods. All of the adjustments noted above related to prior year activity and are not material to trade promotion expense for the respective periods.

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

We did not recognize any impairment charges for our goodwill, Amortizing Brands, customer relationships or Non-Amortizing Brands during the three and six months ended October 26, 2014 and October 27, 2013. As of October 26, 2014, we had $2,113.4 million of goodwill, $1,389.9 million of Non-Amortizing Brands, $27.9 million of Amortizing Brands, net of amortization and $713.8 million of customer relationships, net of amortization. The Meow Mix and Milk-Bone brands together comprise approximately 55% of Non-Amortizing Brands.

We have not identified any events that lead us to believe that goodwill or Non-Amortizing brands are impaired as of October 26, 2014. In our fiscal 2014 impairment test, fair value exceeded the book value of net assets by approximately 35%. Additionally, the fair value of our Non-Amortizing Brands each exceeded the book value by at least 10%, except for one brand representing 22% of our Non-Amortizing Brands for which fair value exceeded book value by approximately 3%. Our forecasts utilized in our fiscal 2014 impairment test assume, among other things, that we will achieve sales growth by successfully executing new product innovation supported by broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

Valuation of stock options. The fair value of service-based stock options granted during the six months ended October 26, 2014 was $4.7 million. The fair value of performance-based stock options granted during the six months ended October 26, 2014 was $2.4 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for all stock options granted during the six months ended October 26, 2014:

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

During the three and six months ended October 26, 2014, we recognized expense for our pension plan of $1.0 million and $2.0 million, respectively, and other benefits expense of $0.0 million for both periods. Our remaining fiscal 2015 pension expense for our pension plan is currently estimated to be approximately $1.9 million. These estimates incorporate our fiscal 2015 assumptions. As a result of a December 2014 plan amendment (see “Note 11. Subsequent Events” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q) our other benefits expense is currently estimated to be approximately a net credit of $1.3 million for fiscal 2015, as the net amortization gain exceeds service and interest costs. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and six months ended October 26, 2014 and October 27, 2013, we experienced no significant adjustments to our estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation, foreign currency exchange rates and other input price exposures. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of October 26, 2014, we had both cash flow and economic hedges.

During the six months ended October 26, 2014, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of our interest rate swaps were recorded as current liabilities of $23.1 million at October 26, 2014. The fair values of our interest rate swaps were recorded as current liabilities of $25.4 million and non-current liabilities of $9.8 million at April 27, 2014.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $4.2 million for the six months ended October 26, 2014.

Commodities: Certain commodities such as soybean meal, corn, wheat, soybean oil, diesel fuel and natural gas (collectively, “commodity contracts”) are used in the production or transportation of our products. As part of our commodity risk management activities, we use derivative financial instruments, primarily futures, swaps, options and swaptions (an option on a swap), to reduce the effect of changing prices and as a mechanism to procure the underlying commodity where applicable. These contracts may have a term of up to 36 months. We account for these commodities derivatives as either economic or cash flow hedges. Changes in the value of economic hedges are recorded directly in earnings. For cash flow hedges, the effective portion of the derivative gains and losses is deferred in equity and recognized as part of cost of products sold in the appropriate period and the ineffective portion is recognized as other (income) expense.

The fair values of our commodity contracts were recorded as current assets of $0.1 million and current liabilities of $16.2 million at October 26, 2014. The fair values of our commodity contracts were recorded as current assets of $9.4 million at April 27, 2014.

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

	October 26, 2014	April 27, 2014
Effect of a hypothetical 10% change in market price:
Commodity and other contracts	$17.9	$13.4

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

As of October 26, 2014, the fair values of our foreign currency exchange contracts were recorded as current assets of $0.3 million. As of April 27, 2014, we did not have any outstanding foreign currency exchange contracts because we did not believe it was in our best interest at the time. The table below presents our foreign currency derivative contracts as of the dates indicated (in millions). All of the foreign currency derivative contracts held on October 26, 2014 are scheduled to mature prior to the end of fiscal 2016.

	October 26, 2014	April 27, 2014
Contract amount	$13.4	$-

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency exchange contracts are as follows (in millions):

	October 26, 2014	April 27, 2014
Fair value of foreign currency exchange contracts, net asset	$0.3	$	n/a
Potential net loss in fair value of a hypothetical 10% adverse change in foreign currency exchange rates	$(1.3)	$	n/a

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

Based upon the Controls Evaluation, and subject to the limitations noted in this Part I, Item 4, as a result of the material weakness in internal control over financial reporting identified as of April 27, 2014 and previously disclosed in our 2014 Annual Report, our CEO and CFO were unable to conclude that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that material information relating to Big Heart Pet Brands and its consolidated subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Our remediation plan includes hiring additional technical resources, continuing to utilize expert external advisors, and strengthening planning, review and documentation processes. As of October 26, 2014, we had made progress with our remediation plan including hiring additional accounting resources to allow for more thorough supervision and review processes, and implementing formalized planning, review and documentation processes. We have also continued to use expert external advisors as appropriate. However, as of October 26, 2014, our remediation plan was not considered complete. The previously identified material weakness will not be considered fully remediated until the remediation is fully completed and the enhanced controls have been in place for a sufficient period of time. Management is committed to maintaining strong internal controls over financial reporting.

Despite the fact that the material weakness had not been fully remediated as of October 26, 2014, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Dated: December 10, 2014