Form 10-Q
period 2015-01-15
BIG HEART PET BRANDS
filed 2015-03-03
CIK 1259045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2015

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

The number of shares outstanding of the Company’s common stock, par value $0.01, as of close of business on February 27, 2015 was 10.

BIG HEART PET BRANDS

For the Three and Nine Months Ended January 25, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	January 25, 2015	April 27, 2014
	(unaudited)	(derived from audited financial statements) See Note 1
ASSETS

Cash and cash equivalents	$155.8	$112.8
Trade accounts receivable, net of allowance	146.4	127.2
Inventories, net	213.6	227.5
Prepaid expenses and other current assets	118.7	164.3

Total current assets	634.5	631.8

Property, plant and equipment, net	363.6	375.4
Goodwill	2,113.4	2,113.4
Intangible assets, net	2,119.8	2,155.2
Other assets, net	89.6	87.8

Total assets	$5,320.9	$5,363.6

LIABILITIES AND STOCKHOLDER’S EQUITY

Accounts payable and accrued expenses	$291.8	$367.8
Current portion of long-term debt	17.3	17.3

Total current liabilities	309.1	385.1

Long-term debt, net of discount	2,590.4	2,603.0
Deferred tax liabilities	790.7	792.1
Other non-current liabilities	75.1	95.3

Total liabilities	3,765.3	3,875.5

Stockholder’s equity:
Common stock ($0.01 par value per share, shares authorized:
1,000; 10 issued and outstanding)	-	-
Additional paid-in capital	1,595.7	1,589.6
Accumulated other comprehensive income	7.6	8.4
Retained earnings (accumulated deficit)	(47.7)	(109.9)

Total stockholder’s equity	1,555.6	1,488.1

Total liabilities and stockholder’s equity	$5,320.9	$5,363.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Net sales	$589.9	$575.7	$1,685.1	$1,608.7
Cost of products sold	374.4	368.5	1,088.7	1,026.3

Gross profit	215.5	207.2	596.4	582.4
Selling, general and administrative expense	111.0	124.8	367.6	362.0

Operating income	104.5	82.4	228.8	220.4
Interest expense	35.2	58.4	105.7	176.8
Other (income) expense, net	12.7	(0.2)	19.9	(9.8)

Income from continuing operations before income taxes	56.6	24.2	103.2	53.4
Provision for income taxes	23.2	8.6	40.9	25.0

Income from continuing operations	33.4	15.6	62.3	28.4
Income (loss) from discontinued operations before income taxes	(0.3)	37.3	(5.1)	(105.4)
Provision (benefit) for income taxes	0.1	18.7	(5.0)	(38.4)

Income (loss) from discontinued operations	(0.4)	18.6	(0.1)	(67.0)

Net income (loss)	$33.0	$34.2	$62.2	$(38.6)

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Net income (loss)	$33.0	$34.2	$62.2	$(38.6)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	(1.2)	-	(1.5)
Pension and other postretirement benefits adjustments:
Prior service (cost) credit arising during the period, net of tax	6.8	(0.2)	6.9	(0.6)
Gain (loss) on cash flow hedging instruments, net of tax	3.3	1.4	(7.7)	2.7

Total other comprehensive income (loss)	10.1	0.0	(0.8)	0.6

Comprehensive income (loss)	$43.1	$34.2	$61.4	$(38.0)

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in millions)

	Nine Months Ended
	January 25, 2015	January 26, 2014
Operating activities:
Net income (loss)	$62.2	$(38.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74.5	102.3
Deferred taxes	(3.9)	(62.3)
Write off of debt issuance costs	-	1.7
Loss on asset disposals	1.3	3.7
Stock compensation expense	7.3	11.8
Unrealized (gain) loss on derivative financial instruments	23.0	(25.1)
Impairment on assets held for sale	-	193.8
Other items, net	(1.2)	(0.6)
Changes in operating assets and liabilities	(69.8)	(263.4)

Net cash provided by (used in) operating activities	93.4	(76.7)

Investing activities:
Capital expenditures	(38.6)	(64.5)
Net proceeds from asset disposals	9.1	0.2
Cash used in business acquisition, net of cash acquired	-	(334.6)
Investments in equity method investees	(7.6)	(14.6)
Other items, net	(0.2)	-

Net cash used in investing activities	(37.3)	(413.5)

Financing activities:
Proceeds from short-term borrowings	-	239.9
Payments on short-term borrowings	-	(240.9)
Principal payments on long-term debt	(13.0)	(74.5)
Payments of debt related costs	(0.2)	-
Capital contributions	-	0.7

Net cash used in financing activities	(13.2)	(74.8)

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
Net change in cash and cash equivalents	43.0	(565.1)
Cash and cash equivalents at beginning of period	112.8	594.2

Cash and cash equivalents at end of period	$155.8	$29.1

See accompanying Notes to the Condensed Consolidated Financial Statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

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

The Company operates on a 52 or 53-week fiscal year ending on the Sunday closest to April 30. The results of operations for the three months ended January 25, 2015 and January 26, 2014 each reflect periods that contain 13 weeks. The results of operations for the nine months ended January 25, 2015 and January 26, 2014 each reflect periods that contain 39 weeks.

Big Heart Pet is the largest U.S. standalone producer, distributor and marketer of premium quality, branded pet food and pet snacks. The Company’s pet food and pet snacks brands include well-known household brands such as Meow Mix, Milk-Bone, Kibbles ‘n Bits, 9Lives, Natural Balance, Pup-Peroni, Gravy Train, Nature’s Recipe, Canine Carry Outs, Milo’s Kitchen and other brand names. The Company has one operating segment: Pet Products, which manufactures, markets and sells branded and private label dry and wet pet food and pet snacks.

The accompanying unaudited condensed consolidated financial statements as of January 25, 2015 and for the three and nine months ended January 25, 2015 and January 26, 2014 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K (“2014 Annual Report”). In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Furthermore, operating results for the three and nine months ended January 25, 2015 are not necessarily indicative of the results expected for the fiscal year ending May 3, 2015 (“fiscal 2015”). The Company’s income from continuing operations and income (loss) from discontinued operations were increased by $2.7 million and $2.6 million, respectively, for the nine months ended January 25, 2015 as a result of adjustments related to prior periods that were not deemed material to prior year results or to expected results for fiscal 2015.

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

As of January 25, 2015, the Company had recorded a gross receivable of $16.3 million for the working capital adjustment related to the sale of the Consumer Products Business. In June 2014, the Company received a Notice of Disagreement from the Acquiror disputing the $16.3 million working capital adjustment presented by the Company as well as the incremental preliminary working capital adjustment of approximately $110 million paid by the Acquiror at closing on February 18, 2014. The purchase agreement specifies that such working capital disputes are to be submitted to and resolved by a mutually agreed upon independent certified public accounting firm in the United States of national recognition. The Company believes that the working capital adjustment presented to the Acquiror is appropriate, is in accordance with the terms of the purchase agreement and plans to vigorously defend its position. However, the Company cannot currently predict the ultimate outcome of this dispute.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

Net sales from discontinued operations were $0.0 million for the three and nine months ended January 25, 2015 and $423.2 million and $1,228.9 million for the three and nine months ended January 26, 2014, respectively. Income (loss) from discontinued operations before income taxes was $(0.3) million and $(5.1) million for the three and nine months ended January 25, 2015 and $37.3 million and $(105.4) million for the three and nine months ended January 26, 2014, respectively. All subsequent footnote disclosures represent continuing operations.

Note 2. Recently Issued Accounting Standards

Except as set forth below, there have been no material developments in recently issued accounting standards potentially impacting the Company’s consolidated financial statements since those reported in the 2014 Annual Report.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which provides guidance on the elimination of the concept of extraordinary items under GAAP. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance and the impact it may have on its interim and annual consolidated financial statements.

In February 2015, the FASB issued an ASU which provides consolidation guidance and changes the way reporting enterprises evaluate consolidation for limited partnerships, investment companies and similar entities, as well as variable interest entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company is currently evaluating this guidance and the impact it may have on its interim and annual consolidated financial statements.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

Note 3. Supplemental Financial Statement Information

	January 25, 2015	April 27, 2014
	(in millions)
Trade accounts receivable, net of allowance:
Trade	$146.4	$127.2
Allowance for doubtful accounts	-	-

Total	$146.4	$127.2

Inventories, net:
Finished products	$179.3	$191.5
Raw materials and in-process materials	23.0	24.5
Packaging materials and other	11.3	11.5

Total	$213.6	$227.5

Prepaid expenses and other current assets:
Prepaid taxes	$32.7	$57.3
Other prepaid expenses	25.8	36.1
Other current assets	60.2	70.9

Total	$118.7	$164.3

Property, plant and equipment, net:
Land and land improvements	$8.5	$12.4
Buildings and leasehold improvements	120.1	123.3
Machinery and equipment	272.7	256.8
Computers and software	62.3	58.8
Construction in progress	39.9	35.8

	503.5	487.1
Accumulated depreciation	(139.9)	(111.7)

Total	$363.6	$375.4

Accounts payable and accrued expenses:
Accounts payable-trade	$132.2	$175.9
Marketing, advertising and trade promotion	49.1	67.6
Accrued benefits, payroll and related costs	33.8	37.3
Accrued interest	37.9	21.2
Other current liabilities	38.8	65.8

Total	$291.8	$367.8

Other non-current liabilities:
Accrued postretirement benefits	$17.8	$29.8
Pension liability	21.8	17.1
Other non-current liabilities	35.5	48.4

Total	$75.1	$95.3

Accumulated other comprehensive income:

Pension and other postretirement benefits adjustments, net of tax	$12.9	$6.0
Income (loss) on cash flow hedging instruments, net of tax	(5.3)	2.4

Total accumulated other comprehensive income	$7.6	$8.4

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

Note 4. Goodwill and Intangible Assets

The following table presents the Company’s goodwill and intangible assets (in millions):

	January 25, 2015	April 27, 2014
Goodwill	$2,113.4	$2,113.4

Non-amortizable intangible assets:
Trademarks	$1,389.9	$1,389.9

Amortizable intangible assets:
Trademarks	39.3	39.3
Customer relationships	852.7	852.7

	892.0	892.0
Accumulated amortization	(162.1)	(126.7)

Amortizable intangible assets, net	729.9	765.3

Total intangible assets, net	$2,119.8	$2,155.2

Amortization expense for the periods indicated below was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Amortization expense	$11.8	$11.8	$35.4	$33.4

As of January 25, 2015, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in millions):

2015 (remainder)	$11.9
2016	47.1
2017	46.7
2018	46.7
2019	46.7
2020 and thereafter	530.8

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

The Company designates each derivative contract as one of the following: (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (2) a hedging instrument for which the change in fair value is recognized to act as an economic hedge but does not meet the requirements to receive hedge accounting treatment (“economic hedge”). As of January 25, 2015, the Company had both cash flow and economic hedges.

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

For the three and nine months ended January 25, 2015

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

As of January 25, 2015, the following economic hedge swaps were outstanding:

Contract date	(in millions)	Fixed LIBOR rate	Effective date	Maturity date
April 12, 2011	$900.0	3.029%	September 4, 2012	September 1, 2015

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

The table below presents the notional amounts of the Company’s commodity derivative contracts as of the dates indicated (in millions):

	January 25, 2015	April 27, 2014
Commodity contracts	$173.2	$124.8

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

The table below presents the notional amounts of the Company’s foreign currency derivative contracts as of the dates indicated (in millions). As of April 27, 2014, the Company did not have any outstanding foreign currency exchange contracts because the Company did not believe it was in its best interest at the time. All of the foreign currency derivative contracts held on January 25, 2015 are scheduled to mature prior to the end of fiscal 2015.

	January 25, 2015	April 27, 2014
Contract amount	$6.5	$-

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

Fair Value of Derivative Instruments

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of January 25, 2015 was as follows (in millions):

Derivatives in cash flow hedging relationships	Asset derivatives		Liability derivatives
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Interest rate contracts	Prepaid expenses and other current assets	$-	Accounts payable and accrued expenses	$16.7 (1)
Commodity and other contracts	Prepaid expenses and other current assets	-	Accounts payable and accrued expenses	21.7 (2)
Foreign currency exchange contracts	Prepaid expenses and other current assets	0.7	Accounts payable and accrued expenses	-

Total		$0.7		$38.4

(1)	Represents liability derivatives designated as economic hedges.
(2)	Includes $12.5 million of commodity contracts (liability derivatives) designated as economic hedges.

The fair value of derivative instruments recorded in the Condensed Consolidated Balance Sheets as of April 27, 2014 was as follows (in millions):

Derivatives in cash flow hedging relationships	Asset derivatives		Liability derivatives
	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Interest rate contracts	Other non-current assets	$-	Other non-current liabilities	$9.8 (2)
Interest rate contracts	Prepaid expenses and other current assets	-	Accounts payable and accrued expenses	25.4 (2)
Commodity and other contracts	Prepaid expenses and other current assets	9.4 (1)	Accounts payable and accrued expenses	-

Total		$9.4		$35.2

(1)	Includes $1.8 million of commodity contracts (asset derivatives) designated as economic hedges.
(2)	Represents liability derivatives designated as economic hedges.

The effect of the Company’s economic hedges on other (income) expense, net in the Condensed Consolidated Statements of Operations for the periods indicated below was as follows (in millions):

	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Interest rate contracts	$-	$0.5	$0.8	$0.7
Commodity and other contracts	11.6	(1.7)	14.0	(10.0)

Included in other (income) expense, net	$11.6	$(1.2)	$14.8	$(9.3)

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine months ended January 25, 2015 was as follows (in millions):

	(Gain) loss recognized in AOCI				(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Derivatives in cash flow hedging relationships	Three Months Ended		Nine Months Ended	Location of (gain) loss reclassified from AOCI	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	January 25, 2015		January 25, 2015		January 25, 2015	January 25, 2015		January 25, 2015	January 25, 2015
Commodity and other contracts	$(5.0)	$	13.0	Cost of products sold	$2.3	$5.4	Other (income) expense, net	$(0.7)	$2.8
Foreign currency exchange contracts	(0.4)		(0.7)	Cost of products sold	(0.4)	(0.3)	Other (income) expense, net	-	-

Total	$(5.4)	$	12.3		$1.9	$5.1		$(0.7)	$2.8

The effect of the Company’s cash flow hedges in the Condensed Consolidated Statements of Operations for the three and nine months ended January 26, 2014 was as follows (in millions):

	(Gain) loss recognized in AOCI			Location of (gain) loss reclassified from AOCI	(Gain) loss reclassified from AOCI into income		Location of (gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	(Gain) loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Derivatives in cash flow hedging relationships	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended		Three Months Ended		Nine Months Ended
	January 26, 2014		January 26, 2014		January 26, 2014	January 26, 2014		January 26, 2014		January 26, 2014
Commodity and other contracts	$(2.6)	$	(4.3)	Cost of products sold	$4.7	$7.0	Other (income) expense, net	$0.5	$	(1.1)

Total	$(2.6)	$	(4.3)		$4.7	$7.0		$0.5	$	(1.1)

At January 25, 2015, $7.2 million is expected to be reclassified from AOCI to cost of products sold within the next 12 months.

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

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

The following table provides the fair value hierarchy for financial assets and liabilities measured on a recurring basis (in millions):

	Level 1		Level 2		Level 3
Description	January 25, 2015	April 27, 2014	January 25, 2015	April 27, 2014	January 25, 2015	April 27, 2014

Assets
Commodity and other contracts	$-	$7.5	$-	$1.9	$-	$-
Foreign currency exchange contracts	-	-	0.7	-	-	-

Total	$-	$7.5	$0.7	$1.9	$-	$-

Liabilities
Interest rate contracts	$-	$-	$16.7	$35.2	$-	$-
Commodity and other contracts	8.1	-	13.6	-	-	-
Contingent consideration	-	-	-	-	2.2	3.1

Total	$8.1	$-	$30.3	$35.2	$2.2	$3.1

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

The Company has both fixed and floating rate debt. The Company uses Level 2 inputs to estimate the fair value of such debt. As of January 25, 2015, the book value of the Company’s floating rate debt instruments approximates fair value. The following table provides the book value and the fair value of the Company’s fixed rate notes (“Senior Notes”) (in millions):

Senior Notes	January 25, 2015	April 27, 2014
Book value	$900.0	$900.0
Fair value	$896.6	$938.3

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

For the three and nine months ended January 25, 2015

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

	Pension Benefits		Other Benefits
	Three Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$1.8	$1.8	$-	$-
Interest cost on projected benefit obligation	1.3	1.8	0.4	0.7
Expected return on plan assets	(2.2)	(3.4)	-	-
Net (loss) gain amortization	-	-	(0.5)	(0.3)

Net periodic benefit cost (credit)	$0.9	$0.2	$(0.1)	$0.4

	Pension Benefits		Other Benefits
	Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Components of net periodic benefit cost:
Service cost for benefits earned during the period	$5.4	$5.3	$0.1	$0.1
Interest cost on projected benefit obligation	4.1	5.5	1.1	2.0
Expected return on plan assets	(6.6)	(10.1)	-	-
Net (loss) gain amortization	-	-	(1.3)	0.9

Net periodic benefit cost (credit)	$2.9	$0.7	$(0.1)	$3.0

Plan Amendment

Big Heart Pet maintains a retiree medical defined benefit plan. In December 2014, Big Heart Pet amended the plan, with respect to Medicare-eligible retirees, to convert from a premium based plan to a healthcare exchange effective January 1, 2015. The change resulted in a decrease to the projected benefit obligation and a corresponding gain of $18.9 million, which will be amortized over five years. As a result, the Company recognized a $0.3 million benefit to the Condensed Consolidated Statements of Operations for the three months ended January 25, 2015, with an approximate $1.0 million benefit expected to be recognized in the fourth quarter of fiscal 2015. The re-measurement of the plan obligations as of January 1, 2015 utilized a discount rate of 4.30%, as well as the

RP-2014 mortality table with collar adjustment and generational projection based on MP-2014 (issued October 2014).

Sale of the Consumer Products Business

Following the sale of the Consumer Products Business, the Company transferred a significant amount of the plan obligations and plan assets for the pension benefits and other benefits, as well as the related components of net periodic benefit costs, for the transferred employees and retirees of the Consumer Products Business to the Acquiror. The Company completed the transfer of plan assets for pension benefits in February 2015. Plan assets for the pension benefits were allocated to the Acquiror in accordance with the Employee Retirement Income Security Act of 1974 Section 4044. The final transfer amount was adjusted to reflect actual investment income or losses less pension payments made by the Company on the Acquirors’ behalf, from the sale date to the actual asset transfer date, in accordance with the purchase agreement. The Company’s final transfer amount was materially accurate to the amount disclosed in Note 11 of the 2014 Annual Report.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

Note 8. Accumulated Other Comprehensive Income

The following table summarizes the reclassifications from accumulated other comprehensive income to the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Gains (losses) on cash flow hedges:
Commodity and other contracts	$(2.3)	$4.7	$(5.4)	$7.0	Cost of products sold
Foreign currency exchange contracts	0.4	-	0.3	-	Cost of products sold

Total reclassifications, before tax	(1.9)	4.7	(5.1)	7.0

Tax provision (benefit)	(0.7)	1.8	(2.0)	2.7	Provision for income taxes

Total reclassifications, net of tax	$(1.2)	$2.9	$(3.1)	$4.3

Defined benefit plan items(1):
Amortization of prior service benefits (credits)	$-	$0.3	$(0.7)	$1.1
Amortization of actuarial gains (losses)	0.3	(0.3)	1.1	(1.0)

Total reclassifications, before tax	0.3	-	0.4	0.1

Tax provision	0.1	-	0.2	-	Provision for income taxes

Total reclassifications, net of tax	$0.2	$-	$0.2	$0.1

(1)	These accumulated and other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs. See Note 7 for additional information.

Note 9. Legal Proceedings

Except as set forth below, there have been no material developments in the Company’s legal proceedings since the legal proceedings reported in the 2014 Annual Report.

On February 2, 2015, Plaintiff filed a complaint in the U.S. District Court of the Northern District of Florida (Thomas v. Big Heart Pet Brands), alleging false and misleading advertising and misbranding under Florida’s consumer protection laws, negligence and breach of warranties. Specifically, the complaint alleges that Nature’s Recipe claims of “all natural” and “no artificial preservatives” on its packaging are inaccurate and misleading. Plaintiff seeks certification as a class action and damages in excess of $5.0 million. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

On January 31, 2014, Plaintiff filed a complaint in the Superior Court of California, San Francisco County (Gamez v. Del Monte) alleging violations of various California wage and hour statutes. This lawsuit was transferred to Del Monte Foods, Inc. pursuant to the terms of the purchase agreement. However, liabilities associated with Kingsburg, CA and Terminal Island, CA facilities were retained by the Company. On August 7, 2014, the Court approved to transfer this case to the Superior Court of California, Fresno County. On October 14, 2014, the Company was served with the Complaint. Del Monte Foods, Inc. is maintaining primary defense of the litigation, but any settlement made with the class will likely include the Company. The Company denies these allegations and intends to vigorously defend itself. The Company has accrued an estimated amount to resolve this matter that is not considered material.

On April 19, 2013, Plaintiff filed a complaint on behalf of himself and all other similarly situated employees in Superior Court of California, Alameda County (Montgomery v. Del Monte) alleging, inter alia, failure to provide meal and rest periods and pay wages properly in violation of various California wage and hour statutes. This lawsuit was transferred to Del Monte Foods, Inc. pursuant to the terms of the purchase agreement. However, liabilities associated with Kingsburg, CA and Terminal Island, CA facilities were retained by the Company. Del Monte Foods, Inc. is maintaining primary defense of the litigation, but any settlement made with the class will likely include the Company. The Company denies these allegations and intends to vigorously defend itself. Mediation was held on June 24, 2014. A settlement was preliminarily approved by the Court on December 4, 2014. The hearing for final Court approval is set for May 18, 2015. The Company has accrued an estimated amount to resolve this matter that is not considered material, and the Company’s share of the settlement is expected to be covered by the amount accrued.

On January 31, 2013, a putative class action complaint was filed against the Company in the Circuit Court of Jackson County, Missouri, (Miller v. Del Monte, formerly known as Harmon v. Del Monte) alleging that Milo’s Kitchen chicken jerky treats (“Chicken Jerky Treats”) and Milo’s Kitchen Chicken Grillers Recipe home-style dog treats contain “poisonous antibiotics and other potentially lethal substances.” Plaintiff seeks certification as a class action, as well as restitution and damages not to exceed $75,000 per class member and the aggregated claim for damages of the class not to exceed $5.0 million under the Missouri Merchandising Practices Act. The complaint also alleges the Company continued to sell its Chicken Jerky Treats in Jackson County, Missouri after it announced its recall of the product on January 9, 2013. The Company successfully removed this case to federal court on March 12, 2013. On April 9, 2013, Plaintiff filed a Second Amended Class Action Petition against the Company. The Company filed its Motion to Transfer to the Western District of Pennsylvania on April 19, 2013 and its Motion to Stay Pending the Motion to Transfer on April 25, 2013. The Motion to Stay was granted the same day it was filed. On May 6, 2013, Plaintiff filed an Opposition to Defendant’s Motion to Transfer. The Company filed its Reply in Support of its Motion to Transfer on May 23, 2013. The Court denied the Company’s Motion to Transfer on July 22, 2013. The Company filed its Answer on August 13, 2013 and discovery has commenced. On February 3, 2014, Plaintiff filed a Third Amended Complaint and filed a Fourth Amended Complaint to include an additional named plaintiff on April 22, 2014. The Plaintiffs filed a Fifth Amended Complaint on July 14, 2014 to include an additional Plaintiff and remove Harmon as a named Plaintiff. The Opposition to the Plaintiffs’ Motion for Class Certification was filed on January 20, 2015. The Company denies these allegations and intends to vigorously defend itself. The Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability.

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

For the three and nine months ended January 25, 2015

(unaudited)

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

Note 10. Related Party Transactions

See Note 17 of the 2014 Annual Report for a description of the Company’s related party transactions. As of January 25, 2015, there was a payable of $1.6 million due to the managers related to the monitoring agreement, which is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets. As of April 27, 2014, there was a payable of $1.6 million due to the managers related to the monitoring agreement. For the three and nine months ended January 25, 2015 and January 26, 2014 the Company paid $0.7 million and $2.1 million, respectively, to a KKR affiliate for rent related to a leased administrative space in Pittsburgh, PA. During the nine months ended January 26, 2014 the Company paid $3.5 million to a Vestar advisor for a finder’s fee related to the Natural Balance acquisition.

BIG HEART PET BRANDS AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 25, 2015

(unaudited)

Note 11. Subsequent Events

On February 3, 2015, the Parent entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The J. M. Smucker Company (“Smucker”), and certain subsidiaries of Smucker, pursuant to which Smucker will acquire the Parent (the “Smucker Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. The aggregate purchase price paid by Smucker will consist of approximately 17.9 million shares of Smucker common stock and approximately $1.3 billion in cash, subject to a post-closing working capital adjustment, and adjustment for cash, transaction expenses and certain other amounts. Smucker will also refinance approximately $2.6 billion of the Company’s outstanding debt.

Under the 2011 Stock Incentive Plan for Key Employees of Blue Acquisition Group, Inc., the Smucker Merger constitutes a change in control transaction. As of the Smucker Merger closing date, any outstanding unvested portion of restricted common stock, service-based stock options, EBITDA Performance Options and, except for one officer, Exit Return Options become vested and all vested restricted common stock and stock options will be converted into Smucker common stock and cash pursuant to the terms of the Merger Agreement. The Company is currently evaluating and will recognize stock compensation expense related to the accelerated vesting of restricted common stock and stock options in the consolidated statement of operations upon the closing of the Smucker Merger.

On February 13, 2015, the Company issued a notice pursuant to the indenture governing its $900.0 million outstanding 7.625% Senior Notes due 2019, that it intends to redeem the full aggregate principal amount outstanding of the Senior Notes as early as March 16, 2015. The Senior Notes will be redeemed at a redemption price equal to 101.906% of their aggregate principal amount plus accrued and unpaid interest to the redemption date. The Company is obligated to pay the redemption price on the redemption date subject to the occurrence of the Effective Time (as defined in the Merger Agreement) among the Parent and Smucker, the receipt by Smucker of net cash proceeds from third-party debt financing sources for the purpose of enabling Smucker to fulfill its obligations under the Merger Agreement, and receipt by the Company of immediately available funds for the purpose of enabling the Company to redeem the Senior Notes in full and pay certain fees and expenses in connection therewith.

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

Key Performance Indicators

The following tables set forth some of our key performance indicators that we utilize to assess results of operations (dollars in millions):

	Three Months Ended
	January 25, 2015	January 26, 2014	Change	% Change	Volume (a)	Rate (b)
Net sales	$ 589.9	$ 575.7	$ 14.2	2.5%	5.4%	(2.9%)
Cost of products sold	374.4	368.5	5.9	1.6%	4.6%	(3.0%)

Gross profit	215.5	207.2	8.3	4.0%
Selling, general and administrative expense (“SG&A”)	111.0	124.8	(13.8)	(11.1%)

Operating income	$ 104.5	$ 82.4	$ 22.1	26.8%

Gross margin	36.5%	36.0%

SG&A as a % of net sales	18.8%	21.7%

Operating income margin	17.7%	14.3%

	Nine Months Ended
	January 25, 2015	January 26, 2014	Change	% Change	Volume (a)	Rate (b)
Net sales	$1,685.1	$1,608.7	$76.4	4.7%	6.4%	(1.7%)
Cost of products sold	1,088.7	1,026.3	62.4	6.1%	6.7%	(0.6%)

Gross profit	596.4	582.4	14.0	2.4%
Selling, general and administrative expense (“SG&A”)	367.6	362.0	5.6	1.5%

Operating income	$228.8	$220.4	$8.4	3.8%

Gross margin	35.4%	36.2%

SG&A as a % of net sales	21.8%	22.5%

Operating income margin	13.6%	13.7%

(a)	This column represents the change, as compared to the prior year period, due to volume. Volume represents the change resulting from the number of units sold, exclusive of any change in price. Volume changes in the above table include elasticity, the volume decline associated with price increases.
(b)	This column represents the change, as compared to the prior year period, attributable to per unit changes in net sales or cost of products sold, as well as mix. Mix represents the change attributable to shifts in volume across products or channels.

	Three Months Ended		Nine Months Ended		Trailing Twelve Months Ended January 25, 2015
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Adjusted EBITDA (as specified in our debt agreements (c))	$133.4	$131.3	$299.7	$353.3	$396.2
Ratio of net debt to Adjusted EBITDA (d)	n/a	n/a	n/a	n/a	6.2 x

(c)	Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.
(d)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

Executive Overview

In the third quarter of fiscal 2015, we had net sales of $589.9 million, operating income of $104.5 million and income from continuing operations of $33.4 million, compared to net sales of $575.7 million, operating income of $82.4 million and income from continuing operations of $15.6 million in the third quarter of fiscal 2014. Adjusted EBITDA was $133.4 million for the three months ended January 25, 2015 and $131.3 million for the three months ended January 26, 2014. Refer to “Reconciliation of Non-GAAP Financial Measures—Adjusted EBITDA” below.

Net sales increased by 2.5% for the quarter. This increase was driven by the continued success of new products, partially offset by a challenging promotional environment, primarily related to some of our food brands. We strive to compete on brand building and innovation, not price.

Operating income for the quarter increased 26.8% as compared to the year-ago quarter. The increase was due to the benefit from the net sales increase, driven by new products, coupled with lower SG&A and operating expenses.

Adjusted EBITDA increased 1.6% to $133.4 million. Adjusted EBITDA was impacted by drivers similar to those of operating income described above; partially offset by the unfavorable impact from cash hedge positions, largely due to the current decline in energy prices. The cash impact of all hedging activities, as well as other adjustments as referenced in “Reconciliation of Non-GAAP Financial Measures” below, are reflected in Adjusted EBITDA.

On February 3, 2015, we announced that our parent company, Blue Acquisition Group, Inc. (“Parent”) entered into an agreement to be acquired by The J. M. Smucker Company (“Smucker”), in a stock and cash transaction valued at approximately $5.8 billion. See “Note 11. Subsequent Events” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information regarding this transaction.

Results of Operations

The following discussion provides a summary of operating results for the three and nine months ended January 25, 2015, compared to the results for the three and nine months ended January 26, 2014:

Net sales

Net sales for the three months ended January 25, 2015 were $589.9 million, an increase of $14.2 million, or 2.5%, compared to $575.7 million for the three months ended January 26, 2014. The increase in net sales reflects the continued success of new products. Growth from new products was led by Milk-Bone Brushing Chews, the relaunch of Milo’s Kitchen, Meow Mix Tender Centers with Vitality Bursts, and Kibbles n’ Bits American Grill. Partially offsetting the increase were volume declines in existing products reflecting a challenging promotional environment, primarily related to some of our food brands.

Net sales for the nine months ended January 25, 2015 were $1,685.1 million, an increase of $76.4 million, or 4.7%, compared to $1,608.7 million for the nine months ended January 26, 2014. The increase reflects growth from successful new products across the portfolio and higher volume from the acquisition of Natural Balance Pet Foods, Inc. (“Natural Balance”). The year-to-date results include Natural Balance for the full nine month period compared to prior year results which included Natural Balance from the acquisition date of July 15, 2013. Partially offsetting the increase were trade spending investments to support new products as well as improve our market position in certain of our mainstream food brands.

Cost of products sold

Cost of products sold for the three months ended January 25, 2015 was $374.4 million, an increase of $5.9 million, or 1.6%, compared to $368.5 million for the three months ended January 26, 2014. This increase was primarily due to higher volumes, partially offset by lower costs. Cost of products sold for the nine months ended January 25, 2015 was $1,088.7 million, an increase of $62.4 million, or 6.1%, compared to $1,026.3 million for the nine months ended January 26, 2014. This increase was primarily due to higher volumes, driven by the full period results of Natural Balance volume compared to partial results in the prior period.

We currently utilize and expect to continue to utilize hedge accounting treatment for certain of our hedging transactions which began to impact cost of products sold in the second quarter of fiscal 2014. The impact of economic hedge transactions is reflected in other (income) expense, net. See “Other (income) expense, net” below.

Gross margin

Our gross margin percentage for the three months ended January 25, 2015 increased 0.5 points to 36.5% compared to 36.0% for the three months ended January 26, 2014. The increase was primarily driven by lower costs and favorable product mix, totaling an increase of 0.9 margin points, partially offset by a 0.4 margin point decrease due to increased trade spending.

Our gross margin percentage for the nine months ended January 25, 2015 decreased 0.8 points to 35.4% compared to 36.2% for the nine months ended January 26, 2014. The decrease was primarily driven by increased trade spending, totaling a decrease of 1.4 margin points, partially offset by a 0.6 margin point increase due to product mix.

Selling, general and administrative expense

SG&A expense for the three months ended January 25, 2015 was $111.0 million, a decrease of $13.8 million, or 11.1%, compared to $124.8 million for the three months ended January 26, 2014. This decrease was primarily driven by lower marketing expenses due to timing and lower general and administrative expenses due to the prior year impact of discontinued operations and merger and divestiture expenses.

SG&A expense for the nine months ended January 25, 2015 was $367.6 million, an increase of $5.6 million, or 1.5%, compared to $362.0 million for the nine months ended January 26, 2014. This increase was primarily driven by higher marketing expenses due to timing to support new products as well as brand building, partially offset by lower general and administrative expenses due to the prior year impact of discontinued operations and merger and divestiture expenses. Further, SG&A expense includes Natural Balance for the full nine month period as compared to prior year which included Natural Balance from the acquisition date.

Operating income

Operating income increased by $22.1 million, or 26.8%, to $104.5 million for the three months ended January 25, 2015 from $82.4 million for the three months ended January 26, 2014. The increase was primarily driven by the benefit from net sales discussed above, coupled with lower SG&A expenses and lower operating expenses. Operating income increased by $8.4 million, or 3.8%, to $228.8 million for the nine months ended January 25, 2015 from $220.4 million for the nine months ended January 26, 2014. The increase was primarily driven by the benefit from net sales discussed above, partially offset by higher marketing spending to support new products.

Interest expense

Interest expense decreased by $23.2 million, or 39.7%, to $35.2 million for the three months ended January 25, 2015 from $58.4 million for the three months ended January 26, 2014. Interest expense decreased by $71.1 million, or 40.2%, to $105.7 million for the nine months ended January 25, 2015 from $176.8 million for the nine months ended January 26, 2014. These decreases were primarily driven by the pay-down of long term debt in the fourth quarter of fiscal 2014 as well as lower interest rates.

Other (income) expense, net

Other expense of $12.7 million for the three months ended January 25, 2015 was comprised primarily of losses on commodity hedging contracts treated as economic hedges, largely due to the current decline in energy prices. Other income of $0.2 million for the three months ended January 26, 2014 was comprised primarily of gains on commodity hedging contracts, partially offset by losses on interest rate swaps, treated as economic hedges.

Other expense of $19.9 million for the nine months ended January 25, 2015 was comprised primarily of losses on commodity hedging contracts treated as economic hedges, largely due to the current decline in energy prices, as well as hedge ineffectiveness. Other income of $9.8 million for the nine months ended January 26, 2014 was comprised primarily of gains on commodity hedging contracts treated as economic hedges.

Provision for income taxes

The effective tax rate for continuing operations for the three months ended January 25, 2015 was 41.0% compared to 35.5% for the three months ended January 26, 2014. The change in the effective tax rates for the three month period was primarily due to a decrease in tax benefits related to manufacturing operations.

The effective tax rate for continuing operations for the nine months ended January 25, 2015 was 39.6% compared to 46.8% for the nine months ended January 26, 2014. The change in the effective tax rates for the nine month periods was primarily due to an increase in state tax rates which was accounted for in the prior year.

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

The following table provides a reconciliation of Adjusted EBITDA for the periods indicated, (in millions):

	Three Months Ended			Nine Months Ended			Trailing Twelve Months Ended January 25, 2015
	January 25, 2015	January 26, 2014		January 25, 2015	January 26, 2014
Reconciliation:
Operating income - Quarter ended July 28, 2013	$-	$-		$-	$66.2		$-
Operating income - Quarter ended October 27, 2013	-	-		-	71.8		-
Operating income - Quarter ended January 26, 2014	-	82.4		-	82.4		-
Operating income - Quarter ended April 27, 2014	-	-		-	-		34.4
Operating income - Quarter ended July 27, 2014	-	-		55.7	-		55.7
Operating income - Quarter ended October 26, 2014	-	-		68.6	-		68.6
Operating income - Quarter ended January 25, 2015	104.5	-		104.5	-		104.5
Other income (expense), net	(12.7)	0.2		(19.9)	9.8		(17.6)
Adjustments to arrive at EBITDA:
Depreciation and amortization expense	25.7	26.1		74.5	75.5		99.3
Amortization of debt issuance costs and debt discount (1)	(2.8)	(5.9)		(8.3)	(17.0)		(12.1)

EBITDA	114.7	102.8		275.1	288.7		332.8
Non-cash charges	0.5	2.6		1.3	3.7		1.1
Derivative transactions(2)	7.0	4.0		(5.9)	0.1		7.8
Non-cash stock based compensation	2.4	5.3		7.3	11.8		10.1
Non-recurring (gains) losses	(0.1)	0.7		(0.2)	(3.1)		2.9
Merger/acquisition-related items	2.0	1.2		3.5	6.7		6.8
Disposed business reclassification(3)	-	7.5		-	29.3		2.4
Business optimization charges	4.0	5.3		6.8	10.0		12.2
Other	2.9	1.9		11.8	6.1		20.1

Adjusted EBITDA	$133.4	$131.3	(4)	$299.7	$353.3	(4)	$396.2

Net Debt(5)							$ 2,457.6

Ratio of net debt to Adjusted EBITDA							6.2x

(1)	Represents adjustments to exclude amortization of debt issuance costs and debt discount reflected in depreciation and amortization because such costs are not deducted in arriving at operating income.
(2)	Represents adjustments needed to reflect only the cash impact of derivative transactions in the calculation of Adjusted EBITDA.
(3)	Represents overhead costs historically allocated to the Consumer Products segment (not reflected in discontinued operations in accordance with generally accepted accounting principles). This reclassification is required to determine Adjusted EBITDA, excluding the Consumer Products Business (a disposed business as defined in our credit agreements), for the three and nine months ended January 26, 2014 and the trailing twelve months ended January 25, 2015. Subsequent to the divestiture of the Consumer Products Business, such overhead costs are borne by Big Heart Pet Brands to the extent the costs are not offset by income from a transition services agreement (in place until February 2015) or reduced by cost saving initiatives.
(4)	For comparability, Adjusted EBITDA for the three and nine months ended January 26, 2014 has been recast to exclude the Consumer Products Business.
(5)	Net debt is calculated as total debt at the end of the period (including both short-term borrowings and long-term debt and excluding debt discount) less cash and cash equivalents.

Liquidity and Capital Resources

Our most significant cash needs relate to the production of our products. In addition, our cash is used for the repayment, including interest and fees, of our primary debt obligations (i.e., our term loans, our senior notes and, if necessary, our letters of credit and our revolver), contributions to our pension plan, expenditures for capital assets, lease payments for some of our equipment and properties and other general business purposes. We have also used cash for acquisitions, legal settlements and transformation and restructuring plans. We may from time to time consider other uses for our cash flow from operations and other sources of cash. Such uses may include, but are not limited to, future acquisitions, transformation or restructuring plans. Our primary sources of cash are typically funds we receive as payment for the products we produce and sell. We also maintain a revolving credit facility for flexibility and other general corporate purposes.

As of January 25, 2015, we had not made any contributions to our defined benefit pension plan for fiscal 2015. We currently meet and plan to continue to meet the minimum funding levels required under the Pension Protection Act of 2006 (the “Act”). The Act imposes certain consequences on our defined benefit plan if it does not meet the minimum funding levels. Due to uncertainties of future funding levels as well as plan financial returns, we cannot predict whether we will continue to achieve specified plan funding thresholds. As a result of the merger, as discussed in “Note 11. Subsequent Events” in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we are currently evaluating whether to make a contribution in fiscal 2015.

We believe that cash on hand, cash flow from operations and availability under our revolver will provide adequate funds for our working capital needs, planned capital expenditures, debt service obligations and planned pension plan contributions for at least the next 12 months.

Our debt consists of the following, as of the dates indicated, (in millions):

	January 25, 2015	April 27, 2014
Long-term debt:
Term Loan Facility	$1,713.4	$1,726.4
Senior Notes	900.0	900.0

	2,613.4	2,626.4
Less unamortized discount	5.7	6.1
Less current portion	17.3	17.3

Total long-term debt	$2,590.4	$2,603.0

Description of Indebtedness

Refer to the 2014 Annual Report for a summary of our indebtedness, restrictive and financial covenants and security interests which is qualified by reference to our senior secured term loan credit agreement, our senior secured asset-based revolving credit facility, our senior note indenture, and the amendments thereto, all of which are set forth as exhibits to our public filings with the Securities and Exchange Commission (“SEC”). We believe we are in compliance with all of our applicable covenants and were in compliance therewith as of January 25, 2015.

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

Loans under the amended Term Loan Facility bear interest at a rate equal to an applicable margin, plus, at our option, either (i) a LIBOR rate (with a floor of 0.75%) or (ii) a base rate (with a floor of 1.75%) equal to the highest of (a) the federal funds rate plus 0.50%, (b) JPMorgan Chase Bank, N.A.’s “prime rate” and (c) the one-month LIBOR rate plus 1.00%. As of January 25, 2015, the applicable margin with respect to LIBOR borrowings was 2.75% and with respect to base rate borrowings was 1.75%.

The amended Term Loan Facility generally requires quarterly scheduled principal payments of 0.25% of the outstanding principal per quarter from June 30, 2014 to December 31, 2019, with any remaining principal balance due on the maturity date. Scheduled principal payments with respect to the Term Loan Facility are subject to reduction following any mandatory or voluntary prepayments on terms and conditions set forth in the Senior Secured Term Loan Credit Agreement. As of January 25, 2015, the amount of outstanding loans under the Term Loan Facility was $1,713.4 million and the blended interest rate payable was 3.50%, or 4.96% after giving effect to our interest rate swaps. See “Note 5. Derivative Financial Instruments” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of our interest rate swaps.

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

Availability under the ABL Facility is subject to a borrowing base. The borrowing base, determined at the time of calculation, is an amount equal to: (a) 85% of eligible accounts receivable and (b) 85% of the net orderly liquidation value of eligible inventory (provided that net orderly liquidation value cannot exceed the net book value) of the borrowers under the facility at such time, less customary reserves. As of January 25, 2015, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $34.7 million and the net availability under the ABL Facility was $190.3 million.

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

As a result of the anticipated merger with Smucker, as discussed in “Note 11. Subsequent Events” in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, on February 13, 2015, we issued a notice pursuant to the indenture governing our Senior Notes due 2019, that we intend to redeem the full aggregate principal amount outstanding of the Senior Notes as early as March 16, 2015.

Maturities

As of January 25, 2015, scheduled maturities of long-term debt (representing debt under the Term Loan Facility and Senior Notes) are as follows (in millions) (1):

2015 (remainder)	$4.3
2016	17.3
2017	17.3
2018	17.3
2019	917.3
Thereafter	1,639.9

(1)	Does not reflect any excess cash flow or other principal prepayments beyond fiscal 2015 that may be required under the terms of the amended Senior Secured Term Loan Credit Agreement, as described above.

Cash Flow

Cash flows for all periods presented include both continuing and discontinued operations. During the nine months ended January 25, 2015, our cash and cash equivalents increased by $43.0 million and during the nine months ended January 26, 2014, our cash and cash equivalents decreased by $565.1 million.

	Nine Months Ended
	January 25, 2015	January 26, 2014
	(in millions)
Net cash provided by (used in) operating activities	$93.4	$(76.7)
Net cash (used in) investing activities	(37.3)	(413.5)
Net cash (used in) financing activities	(13.2)	(74.8)

Operating Activities

Cash provided by operating activities was $93.4 million for the nine months ended January 25, 2015, primarily driven by current period net income, partially offset by funding of working capital and significant hedging payments. Cash used in operating activities was $76.7 million for the nine months ended January 26, 2014 and is not comparable due to the sale of the Consumer Products Business.

Investing Activities

Cash used in investing activities was $37.3 million for the nine months ended January 25, 2015 and $413.5 million for the nine months ended January 26, 2014. During the nine months ended January 25, 2015 we used $7.6 million for investments in equity method investees. During the nine months ended January 26, 2014 we used $334.6 million for the acquisition of Natural Balance and $14.6 million to acquire a minority equity interest in a co-packer. Capital spending was $38.6 million for the nine months ended January 25, 2015 compared to $64.5 million for the nine months ended January 26, 2014. Capital spending for the nine months ended January 26, 2014 is not comparable due to the sale of the Consumer Products Business.

Financing Activities

During the first nine months of fiscal 2015, we made $13.0 million in payments on long-term debt. No annual excess cash flow payment will be due in fiscal 2015 for the fiscal year ended April 27, 2014.

During the first nine months of fiscal 2014, we borrowed $239.9 million in short-term borrowings and repaid $240.9 million in short-term borrowings, primarily as a result of incurring seasonal borrowings for our former Consumer Products Business. During the first nine months of fiscal 2014, we made $74.5 million in payments on long-term debt representing the excess annual cash flow payment due for the fiscal year ended April 28, 2013.

Recently Issued Accounting Standards

Except as set forth below, there have been no material developments in recently issued accounting standards potentially impacting our consolidated financial statements since those reported in the 2014 Annual Report.

In January 2015, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) which provides guidance on the elimination of the concept of extraordinary items under GAAP. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating this guidance and the impact it may have on its interim and annual consolidated financial statements.

In February 2015, the FASB issued an ASU which provides consolidation guidance and changes the way reporting enterprises evaluate consolidation for limited partnerships, investment companies and similar entities, as well as variable interest entities. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. We are currently evaluating this guidance and the impact it may have on our interim and annual consolidated financial statements.

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

Trade Promotions

Trade promotions are an important component of the sales and marketing of our products and are critical to the support of our business. Trade spending includes amounts paid to encourage retailers to offer temporary price reductions for the sale of our products to consumers, to advertise our products in their circulars, to obtain favorable display positions in their stores, and to obtain shelf space. We accrue for trade promotions, primarily at the time products are sold to customers, by reducing sales and recording a corresponding accrued liability. The amount we accrue is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. The ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they consider due to them. Final determination of the permissible trade promotion amounts due to a customer generally may take up to 18 months from the product shipment date. Our evaluations during the nine months ended January 25, 2015 resulted in a net reduction to the trade promotion liability and an increase in net sales from continuing operations of approximately $6.1 million. Our evaluations during the three months ended January 25, 2015 and January 26, 2014 resulted in no significant adjustments to our estimates relating to trade promotion liability which related to prior year activity. Our evaluations during the nine months ended January 26, 2014 resulted in a net reduction to the trade promotion liability and an increase in net sales from continuing operations of $1.4 million. All of the adjustments noted above related to prior year activity and are not material to trade promotion expense for the respective periods.

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

We did not recognize any impairment charges for our goodwill, Amortizing Brands, customer relationships or Non-Amortizing Brands during the three and nine months ended January 25, 2015 and January 26, 2014. As of January 25, 2015, we had $2,113.4 million of goodwill, $1,389.9 million of Non-Amortizing Brands, $27.2 million of Amortizing Brands, net of amortization and $702.7 million of customer relationships, net of amortization. The Meow Mix and Milk-Bone brands together comprise approximately 55% of Non-Amortizing Brands.

We have not identified any events that lead us to believe that goodwill or Non-Amortizing brands are impaired as of January 25, 2015. In our fiscal 2014 impairment test, fair value exceeded the book value of net assets by approximately 35%. Additionally, the fair value of our Non-Amortizing Brands each exceeded the book value by at least 10%, except for one brand representing 22% of our Non-Amortizing Brands for which fair value exceeded book value by approximately 3%. Our forecasts utilized in our fiscal 2014 impairment test assume, among other things, that we will achieve sales growth by successfully executing new product innovation supported by broad consumer messaging campaigns (including various forms of advertising, media and shopper marketing) which will improve category trends, enhance our pricing power, improve our share performance and facilitate further new product innovation. If these initiatives do not achieve the desired results, future impairment losses may occur.

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

As a result of the anticipated merger with Smucker, as discussed in “Note 11. Subsequent Events” in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we will recognize stock compensation expense related to the accelerated vesting of restricted common stock and stock options in the consolidated statement of operations upon closing of the merger as the merger constitutes a change in control transaction.

Valuation of stock options. The fair value of service-based stock options granted during the nine months ended January 25, 2015 was $4.7 million. The fair value of performance-based stock options granted during the nine months ended January 25, 2015 was $2.4 million. The following table presents the weighted-average valuation assumptions used for the recognition of stock compensation expense for all stock options granted during the nine months ended January 25, 2015:

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

During the three and nine months ended January 25, 2015, we recognized expense for our pension plan of $0.9 million and $2.9 million, respectively, and a credit to other benefits expense of $(0.1) million in both periods. These estimates incorporate our fiscal 2015 assumptions. As a result of a December 2014 plan amendment (see “Note 7. Retirement Benefits” to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q) our remaining other benefits expense is currently estimated to be approximately a net credit of $1.0 million for fiscal 2015, as the net amortization gain exceeds service and interest costs. Our actual future pension and other benefit expense amounts may vary depending upon the accuracy of our original assumptions and future assumptions.

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

Our estimate of retained-insurance liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. During the three and nine months ended January 25, 2015 and January 26, 2014, we experienced no significant adjustments to our estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have a risk management program that was adopted with the objective of minimizing our exposure to changes in interest rates, commodity, transportation, foreign currency exchange rates and other input price exposures. We do not trade or use instruments with the objective of earning financial gains on price fluctuations alone or use instruments where there are not underlying exposures. We believe that the use of derivative instruments to manage risk is in our best interest. As of January 25, 2015, we had both cash flow and economic hedges.

During the nine months ended January 25, 2015, we were primarily exposed to the risk of loss resulting from adverse changes in interest rates, commodity and other input prices as well as foreign currency exchange rates.

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

The fair values of our interest rate swaps were recorded as current liabilities of $16.7 million at January 25, 2015. The fair values of our interest rate swaps were recorded as current liabilities of $25.4 million and non-current liabilities of $9.8 million at April 27, 2014.

Assuming average floating rate term loans during the period and average revolver borrowings for the period equal to the trailing twelve months average, a hypothetical one percentage point increase in interest rates would increase interest expense by approximately $6.2 million for the nine months ended January 25, 2015.

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

The fair values of our commodity contracts were recorded as current liabilities of $21.7 million at January 25, 2015. The fair values of our commodity contracts were recorded as current assets of $9.4 million at April 27, 2014.

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

	January 25, 2015	April 27, 2014
Effect of a hypothetical 10% change in market price:
Commodity and other contracts	$15.2	$13.4

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

As of January 25, 2015, the fair values of our foreign currency exchange contracts were recorded as current assets of $0.7 million. As of April 27, 2014, we did not have any outstanding foreign currency exchange contracts because we did not believe it was in our best interest at the time. The table below presents our foreign currency derivative contracts as of the dates indicated (in millions). All of the foreign currency derivative contracts held on January 25, 2015 are scheduled to mature prior to the end of fiscal 2016.

	January 25, 2015	April 27, 2014
Contract amount	$6.5	$-

A summary of the fair value and the market risk associated with a hypothetical 10% adverse change in foreign currency exchange rates on our foreign currency exchange contracts are as follows (in millions):

	January 25, 2015		April 27, 2014
Fair value of foreign currency exchange contracts, net asset	$0.7	$	n/a
Potential net loss in fair value of a hypothetical 10% adverse change in foreign currency exchange rates	$(0.6)	$	n/a

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

Our remediation plan includes hiring additional technical resources, continuing to utilize expert external advisors, and strengthening planning, review and documentation processes. We have made progress with our remediation plan including hiring additional accounting resources to allow for more thorough supervision and review processes, and implementing formalized planning, review and documentation processes. We have also continued to use expert external advisors as appropriate. As of January 25, 2015, the additional accounting resources we have hired have been in place for several months and have now been trained, and the strengthened planning, review and documentation processes are operating effectively. However, due to the pending acquisition of our parent company, Blue Acquisition Group, Inc. by The J. M. Smucker Company, we suspended our hiring plans related to additional technical resources. The previously identified material weakness will not be considered fully remediated until the remediation is fully completed and the enhanced controls have been in place for a sufficient period of time. Management is committed to maintaining strong internal controls over financial reporting.

Despite the fact that the material weakness had not been fully remediated as of January 25, 2015, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Forward-looking statements are based on our plans, estimates, expectations and assumptions as of the date of this Quarterly Report on Form 10-Q, and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Accordingly, you should not place undue reliance on them. A detailed discussion of the known risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our 2014 Annual Report. Such risks and uncertainties include matters relating to:

•	competition, including pricing and promotional spending levels by competitors;

•	reliance on co-packers;

•	contaminated ingredients;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to launch new products and anticipate changing pet and consumer preferences;

•	our ability to maintain or increase prices and persuade consumers to purchase our branded products versus lower-priced branded and private label offerings and shifts in consumer purchases to lower-priced or other value offerings, particularly during economic downturns;

•	cost and availability of inputs, commodities, ingredients and other raw materials, including without limitation, energy (including natural gas), fuel, packaging, grains (including corn), sugar, spices, meats, meat by-products, soybean meal, water, fats, oils and chemicals;

•	our ability to implement productivity initiatives to control or reduce costs;

•	the loss of significant customers or a substantial reduction in orders from these customers or the financial difficulties, bankruptcy or other business disruption of any such customer;

•	our debt levels and ability to service our debt and comply with covenants;

•	the failure of the financial institutions that are part of the syndicate of our revolving credit facility to extend credit to us;

•	logistics and other transportation-related costs;

•	hedging practices and the financial health of the counterparties to our hedging programs;

•	transformative plans;

•	strategic transaction endeavors, if any, including identification of appropriate targets and successful implementation;

•	changes in, or the failure or inability to comply with, U.S., foreign and local governmental regulations, including packaging and labeling regulations, environmental regulations and import/export regulations;

•	sufficiency and effectiveness of marketing and trade promotion programs;

•	failure of our information technology systems;

•	adverse weather conditions, natural disasters, pestilences and other natural conditions that affect inputs or otherwise disrupt operations;

•	impairments in the book value of goodwill or other intangible assets;

•	any disruption to our manufacturing or supply chain;

•	reliance on certain third parties, including third-party distribution centers or managers and our logistics provider;

•	pension costs and funding requirements;

•	negative comments posted on social media which may influence consumers’ perception of our brands;

•	protecting our intellectual property rights or intellectual property infringement or violation claims; strikes or work stoppages; and

•	the control of substantially all of our common stock by a group of private investors and conflicts of interest potentially posed by such ownership.

In addition, below are risk factors related to the proposed merger with The J. M. Smucker Company (“Smucker”):

•	completion of the merger is subject to certain conditions as discussed in the Form 8-K filed February 4, 2015 and if these conditions are not satisfied or waived, the merger will not be completed;

•	pending the closing of the merger, the Merger Agreement restricts us from engaging in certain actions without Smucker’s approval, which could prevent us from pursuing opportunities that may arise prior to closing of the merger;

•	any delay in completing, or the failure to complete, the merger could have a negative impact on our business and our relationships with our customers or suppliers;

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives; and

•	we may lose management and other key employees and may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

ITEM 5. OTHER INFORMATION

(a) NONE.

(b) NONE.

ITEM 6. EXHIBITS

(a) Exhibits.

Number	Description

*2.1	Agreement and Plan of Merger, dated as of February 3, 2015, by and among Blue Acquisition Group, Inc., The J. M. Smucker Company, SPF Holdings I, Inc., SPF Holdings II, LLC and, for the limited purposes set forth therein, Blue Holdings I, L.P. (filed as Exhibit 2.1 to the Form 8-K filed by The J. M. Smucker Company on February 4, 2015, and incorporated herein by reference).

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

^101.INS	XBRL Instance Document

^101.SCH	XBRL Taxonomy Extension Schema Document

^101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

^101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

^101.LAB	XBRL Taxonomy Extension Label Linkbase Document

^101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith
^	Furnished herewith

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

Dated: March 3, 2015